Form 10KSB
period 1996-01-31
LINKON CORP INC
filed 1996-04-30
CIK 833203

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
        For the fiscal year ended January 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
        For the transition period from ................to.............

Commission file Number 0-19705


                              LINKON CORPORATION
                              ------------------
          (Name of small business issuer as specified in its charter)


        NEVADA                                             13-3469932
        ------                                             ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

140 Sherman Street, Fairfield, CT                     06430
(Address of principal executive offices)            (Zip Code)


          (203) 319-3175
(Registrant's telephone number, including area code)


Securities registered under Section 12(b) of the Exchange Act: None


Securities registered under Section 12(g) of the Exchange Act:


                      Common Stock, $.001 par value
                      -----------------------------
                               (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---      ---

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        State issuer's revenues for its most recent fiscal year $1,418,432.

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. $7,503,252.

        Number of shares outstanding of the registrant's common stock, as of April 22, 1996 was 10,753,252.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

          Transitional Small Business Disclosure Format (check one):
                                Yes       No X

Item 1.   Description of Business

General Business

        Linkon Corporation, a Nevada corporation ("Linkon" or the "Company") designs, assembles and markets modular computer hardware and software components primarily for the call processing industry. The call processing industry encompasses the hardware and software that allow remote communications to be initiated, answered, routed or otherwise processed by a machine rather than a person. Technologies that assist people in using telephones, such as voice activation in cellular phones, are a part of this industry.

        Call processing applications generally fall into one of the following categories: voice mail, call centers (including automated call distributors, or "ACDs"); interactive voice response ("IVR"), audiotext, and fax. Increasingly, the distinctions between these segments are being blurred. IVR systems are offering return fax (merger of fax and IVR) and are also being integrated with ACDs in call centers (merger of call centers, fax and IVR). Mailboxes are becoming universal, accepting fax, e-mail as well as voice correspondence. Perhaps more importantly, applications are integrating new features such as voice recognition and text-to-speech and are interacting with multiple media (e-mail, fax, video, voice, speaker verification for cellular fraud detection, and the Internet). Though not a large share of the overall market today, applications using multiple resources (as opposed to 100% fax or 100% voice recognition etc.) are growing significantly faster than the overall market and are being adopted in products of most existing companies. In a few years, most applications will allow for a blend of several types of applications and interact with multiple media. Linkon's products are specifically designed to meet the diverse needs of application developers targeting this high-end, multifunction segment of the market.

Products
- --------

        Linkon currently has two board level products; the 3000 series Communications Boards, which Linkon continues to ship because they have been designed into a number of existing systems, and the fourth generation Maestro(TM) 4000(TM) system, which Linkon began shipping in October 1995. The 4000 series is a DSP board which requires only software additions to run any telephony function and gives true universal port availability (supporting any technology feature present in the system) to each call session. The board level products are supported by comprehensive applications development software tools, TeraVox(R) and Link O/S(TM). TeraVox(R) is a set of UNIX(R) extensions which simplifies application development. Link O/S(TM) is a board level operating system which removes the complexity of dealing with board level resource allocation, control and management during system development.

        Linkon believes in creating an open architecture and, together with TeraVox(R), it permits this for system developers. In addition, Linkon's boards can operate on virtually any standard system bus and are designed to work with both of the major communications buses, MVIP and SCSA. This allows Linkon's products to be utilized in virtually any system environment.

        Linkon's architecture differentiates it from other system component manufacturers and allows it to address the fastest growing segment of the market - high density multimedia applications.


        Design overview
        ---------------

        The primary difference between Linkon's products and those of other component suppliers is that the same hardware, with no modification, can be used for voice recognition, fax, modem, text-to-speech, speech recognition, DTMF recognition, speaker verification, voice compression, etc. Each of these features is enabled by loading the appropriate algorithm into the board level memory. Because no specialized hardware is required for the different algorithms, system resources can be dynamically reallocated as required to allow the board to adapt to changing user demands for voice, fax and other features. A channel that on a previous session was running voice only can run a combination of voice recognition and fax on its next session. A single board that is responding to 48 simultaneous voice only channels in one moment may be handling a combination of voice only, fax, TTS and voice recognition in the next moment giving unparalleled flexibility with a single board. In an S-bus expansion chassis, up to 120 channels of call processing can potentially be achieved on a single Sparc computer, thereby providing the industry's highest density.

        This is in marked contrast to the historical industry architecture of individual, specialized boards for each capability. For example, using one competitor's basic architecture to design a system of four ports of fax and voice mail, utilizing voice recognition and text to speech requires four separate boards and four PC computer slots. Linkon can provide this system on one computer board in one PC slot. Some competitors products need as many as 10 boards to perform the same tasks as one Linkon board. Confirming the appeal of this type of architecture, a competitor recently introduced a new board which allows a few algorithms to run on a single board. Although the concept is similar to Linkon's, this competitor offers relatively few algorithms compared to Linkon. This new product is the competitor's first product allowing multiple applications on a single board and does not provide the hardware flexibility, bus independence or other improvements that Linkon has developed and implemented on its 4000 series through customer feedback and subsequent redesign of its earlier products. With fewer components, the 4000 series design lowers costs for the end-user and competitors' offerings, when fully equipped, tend to be significantly more expensive on a per-port basis.

        Hardware independent architecture
        ---------------------------------

        Another unique feature of the FC-4000(TM) system is its bus-independent design which permits hardware flexibility on the part of system developers. Linkon produces feature modules about one fourth the size of a PC board - which contains the DSP and RAM resources required to perform call processing applications. These modules are "plugged" into a foundation card which is bus specific. This hardware architecture accomplishes several important goals.

        Lower costs - by having all the complex elements in a single standardized module Linkon does not have to inventory a variety of application or bus specific cards to meet changing customer needs. In addition, manufacturing costs are lower because of higher unit volumes of a standardized part.

        Easy Upgrade Path - Future upgrades to algorithms (changes and retrofit of existing systems) are accomplished with software only. ROM swap outs or board redesign are not required .

        Rapid Product Development - To take advantage of advances in DSPs and memory, Linkon only has to redesign its modules as opposed to its competitors who have to do a redesign of their entire product line (more than 30 boards in the case of the competitor mentioned above). This is a profound competitive advantage because it allows Linkon to dramatically shorten its product life cycle.

        Access to Additional Markets - Linkon's customer base is expanded to alternative bus markets, most notably Sun MicroSystems. Interest in using Sun based platforms for call processing applications has expanded dramatically with the rapid growth of the Internet.

        Easy Change in Form Factor - Producing a prototype of a new foundation card to accomodate a different bus - compact PCI, for example - is mainly a function of some CAD/CAM work and takes only a few weeks.

        Platform flexibility
        --------------------

        The bus specific foundation card contains the bus interface logic for both the system bus as well as the communications bus. Linkon currently offers foundation cards for the EISA/ISA and SBus. VME Bus, PCI bus, and compact PCI bus foundation cards are planned. New foundation cards are relatively simple because the processing and telephony electronics reside on the modules described above. This allows Linkon to address proprietary bus systems seeking to develop or augment call processing capabilities on a custom basis. Other third-party component suppliers have all their capability designed and built specifically for standard buses and thus do not generally provide capabilities for proprietary systems.

        The foundation cards also work with both of the dominant call processing bus architectures; PEB, the standard originally promoted by Dialogic which is now migrating to SCSA or, the MVIP standard promoted by Natural MicroSystems. The EISA/ISA PC bus configuration comes standard with both MVIP and PEB connections on the same board. This capability allows developers to work with other vendor's products (particularly the established industry leaders) in a single system. The capability to work on virtually any system bus combined with the industry standard communication buses gives Linkon a degree of hardware independence unmatched by any other third party board supplier in the industry. When the hardware independence is combined with the software capabilities, Linkon becomes the most flexible approach to system integration on the market.

        Telephony applications algorithms
        ---------------------------------

        Call processing functions are shipped on disks with the 4000 series boards. Customers only pay for those algorithms (for example voice) which are required for their current system application. These algorithms are loaded onto the system hard drive and downloaded to the board's RAM on power up. Later, if the application developer needs additional capabilities, it can pay an incremental licensing fee and the additional algorithms can be sent on an additional diskette or downloaded electronically. No hardware changes are required. Linkon encourages third party developers to develop additional algorithms for its platform.

        Unlike the 4000 series, the 3000 series incorporated all the algorithms on board at the time of shipment forcing customers to pay licensing fees for all algorithms up front. In the early stages of market development, many customers did not require all the capabilities available for the 3000 product line and were unwilling to pay the premium over competing boards that provided more limited capabilities. The Company's competitors effectively marketed against Linkon by providing voice-only capabilities at prices below that which Linkon could charge, even though Linkon's boards were capable of providing multiple functionality. The 4000 series software implementation has addressed many of the pricing issues of the 3000. The 4000 series also allows sales of high margin software algorithms separately from hardware and provides the potential for increasing margins if the Company can gain a sufficient installed base of its equipment.

        System level software
        ---------------------

        On a systems level basis, Linkon provides TeraVox(R) which is a set of UNIX(R) extensions (written in C) controlling the interaction of the host and the 4000-series communications boards. TeraVox(R) provides developers tools to create any call processing application rapidly. TeraVox(R) is available and is supported under a number of operating systems including UNIX(R). The new Version
5.0 release of TeraVox(R) will permit even easier and faster software applications development.

        Board level software
        --------------------

        Link O/S(TM) is a board level operating system with a powerful API that, combined with TeraVox(R), manages board and system level resource allocation. Link O/S(TM) supports dynamic allocation of applications software functions to any port or channel. Each channel can support any technology feature present in a given system, allowing a universal port for every call session. Because system developers do not have to write low level drivers and code, development time for implementing new features is significantly reduced. Also, Link O/S insulates developers from the specifics of different algorithms within each algorithm class. For example, an application written for Lernout & Hauspie's speech recognition will also run Syrinx and all other speech recognition algorithms with no application software modifications.

        Application development software
        --------------------------------

        Application software packages are programs which provide the computer with a particular desired functionality necessary to satisfy the needs of an end user. Linkon provides a variety of application specific software toolkits, including LINK-Mail(TM) and LINK-Fax(TM), its high level voice mail and fax developer tool kits. This high level software is delivered in source code form and permits a VAR, system integrator or OEM to easily write its own custom applications.

        Third party development software
        --------------------------------

        In addition, several independent software development companies, such as Voicetek and Callstream Communications, have developed application generator software packages for the 3000 series which permit software application development to be performed at the end-user level by an individual having limited experience with software development. These companies are in the process of migrating to the 4000 series product.

        Custom engineering
        ------------------

        The Company also provides customized software services for highly specialized applications with sufficient commercial potential. Custom engineering charges apply to all such projects. Several of the current customers for the Company's products began their relationship with the Company as custom engineering customers.


Research and Development

        The nature of the computer hardware and software industries is such that research and development is deemed mandatory by management in order to ensure competitiveness. The Company incurred research and development costs of approximately $1,005,700, and $839,600 respectively in the fiscal years ended January 31, 1996 and 1995. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced hardware products (communications boards) and more efficient software products to operate them. Presently, communications processing applications that are integrated with voice, fax and modem are forcing the creation of more complex hardware configurations to meet increasing demand. The Company has a technical research and development center in Fairfield, Connecticut where it is performing research on expanding the levels of performance of its communications board technology.

        Linkon's product strategy is to design its products with an "OPEN" architecture. This permits them to interface with all existing competitive hardware and software and permits Linkon to market software replacement and upgrades as new products are developed.

        Linkon's R&D strategy is to have strong in-house design and engineering capability, but to utilize state-of-the-art technology houses to develop long lead-time leading edge technology.

Some examples are Linkon's arrangements with Lernout & Hauspie, a Belgian algorithm development firm in the Voice Recognition and Text to Speech areas and Syrinx Speech Products, an Australian firm, to port their speech recognition algorithms to to the LINK-Engine(TM) Communications Board.

        Prior to the fiscal year ended January 31, 1993, the Company expensed all software development costs as research and development for new products prior to the capitalization point under Paragraph 4 of "Statement of Financial Auditing Standards 86". While the exact moment of transition of costs cannot be precisely quantified, starting at approximately the beginning of the fiscal year ended January 31, 1994, significant portions of employees' time has been spent on coding and testing after technological feasibility has been established. As these products were shipped in the fiscal year ended January 31, 1993, and have been accepted by customers, it appears that both technological feasibility and potential marketability has been established. Costs related to the conceptual formulations and design of licensed programs are expensed as research and development. Costs incurred subsequent to establishment of technological feasibility to produce the finished product are generally capitalized.

Marketing

        To date the Company has marketed its products via sales to independent distributors, original equipment manufacturers ("OEM") and value added resellers ("VAR"). In addition the Company's marketing program consists of advertising in the trade press, exhibiting at trade shows and direct mailings.

        Although Linkon's products have received wide recognition, commercial success with previous generations has been moderate because of the high price point (on a per port basis) for voice-only applications. Pricing issues have been addressed with the 4000 series products. The Company's product design and feature set were ahead of the market trend towards more complex multimedia applications and larger systems. As the market for systems has become more competitive, and differentiation is increasingly feature based, demand is rapidly rising for high port count and multi-feature systems which the Company's product line addresses.

Strategic relationships and major customers

        Linkon's strong technology and quality product design have led to several strategic relationships over the last few years. Some of the more significant relationships are outlined below. Given Linkon's limited size and resources, it has relied heavily on its strategic partners to develop sales for the Company.

        Lucent and Aumtech (assigned from AT&T)
        ---------------------------------------

        In late 1993, AT&T's Network Systems Division announced a new product called the Information Services Platform (ISP), developed in part using hardware and software designed and supplied by Linkon. Due to the breakup of AT&T, the relationship and contracts Linkon has with AT&T have been assigned to Lucent Technologies. The ISP platform 2.X has been deployed in Europe and the United States and has been turned over to Aumtech, a technology company that has been integrally involved with AT&T in its development of the ISP platform.

        Sun Microsystems Computer Company
        ---------------------------------

        Linkon is the only computer telephony board-level company currently shipping a communication board for the S-bus, making it compatible with Sun's SPARCserver systems. Thus, developers of call processing applications for Sun systems are using Linkon's products. Sun is making an increased sales effort into the computer telephony and call-processing industry, enlarging this opportunity. To concentrate on these efforts, Linkon recently created a Sun business unit with its own dedicated manager. In March 1996, Sun introduced a CTI server utilizing Linkon technology.

        Access Graphics, Inc.
        ---------------------

        In March 1995, the Company announced an agreement with Access Graphics, a leading distributor of open client/server solutions, to distribute Linkon hardware and software, including the recently announced Sun Sbus hardware product. In March 1996, Access Graphics, Inc. introduced a line of call processing solutions called Telefusions, incorporating Linkon technology.

        Southwestern Bell Technology Resources, Inc. ("SWBTR")
        ------------------------------------------------------

        In November 1993, the Company entered into an agreement with SWBTR whereby the Company agreed to provide engineering services to SWBTR by modifying the Company's TERAVOX(R) operating environment and producing a new operating environment, PROVOX(TM).


        Dassault Automation and Telecommunication Group
        -----------------------------------------------

        In October 1994, the Company announced a joint development agreement with Paris-based Dassault A&T Group to develop an enhanced service platform targeted to French telecommunications, computer, and system integration companies. The strategic alliance is ultimately aimed at all of Europe, where the companies hope to offer Europe's most advanced multi-language voice/fax system through Dassault's existing distribution system.

        Trigon Business Alliance, Inc./NEC
        ----------------------------------

        In May 1995, Trigon Business Alliance, Inc., a Houston, TX, end user of Linkon hardware and software, announced the creation of FAXDRAW, an interactive voice/fax system. Drawings produced by Autodesk Corporation's AUTOCAD design software can be retrieved over the phone from an Oracle database located on a remote Sun Sparc workstation and printed on a NEC fax machine. Linkon has formed a marketing alliance with Sun Microsystems, NEC, Autodesk, and Trigon Business Alliance, Inc.

        IBM Australia/Syrinx
        --------------------

        IBM and Syrinx are developing a call-processing solution for the Australian market featuring speech recognition running the Maestro(TM) system.

        Bell South Intelliventures
        --------------------------

        Bell South Intelliventures is currently testing a Linkon S-bus platform to provide consumer information services to Yellow Page customers, which features Applied Language Technologies speech recognition software developed at MIT.

        Voicetek
        --------

        Currently, Voicetek is adapting their leading-edge Generations application development software to the Linkon S-bus platform.

        TCIS-Multitel
        -------------

        TCIS-Multitel, a Belgium Technical Institute, which has developed speech recognition technology utilized in a voice-dialing application running on a Linkon platform.

Sales

        Through the Company's sales force, and its analysis of the sales volume, market specialization and financial status of potential customers, the Company predetermines potential customers deemed qualified for its products and makes direct telephone or written contact with the appropriate representatives thereof. The primary sales targets for the Company's products on the component level are VARs, Systems Integrators ("SI"), OEMs and telephone companies. The Company anticipates its relationship with Sun Microsystems will facilitate sales of Linkon products to existing and future owners of SPARC workstations.

Distributors

        The Company is seeking to develop relationships with independent distributors firms to carry the Company's products both domestically and internationally. The Company currently has relationships with distributors in the United States, United Kingdom, and Germany. On March 7, 1995 the Company announced an agreement with Access Graphics, Inc., a leading distributor of open client/server solutions, whereby Access Graphics will distribute the Company's full line of products, including the recently announced T-1 SBus telecommunications hardware product, for use with Sun Microsystems' SPARCstations.

OEM Sales

        The Company seeks to establish agreements with OEM companies with large customer bases which intend to modify the Company's hardware, operating systems and/or utilities for marketing by the OEM under their own name. It is contemplated that these arrangements will involve training, volume discounts and minimum purchase commitments. As of the date hereof, the Company sells to several OEM's.

Customer Support and Warranty

        The Company offers a one year warranty on all products and services. Customers are entitled to receive telephone hotline access, field support and periodic software updates.

Competition

        The Company has many competitors. Although the Company does not presently possess a meaningful market share in the voice processing industry, management believes that its products are very competitive with those in the marketplace, and in certain instances superior to that which is available. Dialogic Corporation, Rhetorex Corp., Brooktrout Technology, Inc. and Natural Microsystems, Inc., among others, are substantial hardware competitors of the Company. Management believes that its communications board and its TERAVOX(R) operating platform are superior to similar products presently being manufactured or sold in that the Company's products are able to run all functionality on a single board, compared to multiple boards for the Company's competitors, the Company's products can run compression software in conjuction with other modalities and the Company's software is scalable to the highest density. However, given the competitive nature of the industry, no assurance can be given that the Company can achieve a commercially successful market for its products or that its competitors will not develop similar or better products than the Company's present line in the future.

Key Customers

        Two of the Company's customers accounted for approximately 33% of revenues for the year ended January 31, 1996. Management believes that sales will continue to come from a small customer base of VARs, SIs and OEMs who, in turn, will resell the Company's products to end users.

Employees

        The Company employs 19 persons on a full-time basis: 5 Executive, 10 technical, 2 sales and 2 administrative. There is no union contract relating to employees nor does the Company anticipate there to be unionization of its employees.

Patents, Trademarks & Copyrights

        The Company's computer board design and code are proprietary and a trade secret. There are currently no patents or copyrights on any of the Company's products. The Company has obtained registration of its TERAVOX(R) trademark from the U.S. Patent and Trademark Office and intends to seek source code copyright protection on future operating systems and utilities.

Item 2.  Properties

        The Company leases approximately 5,000 square feet of office and laboratory space in Fairfield, Connecticut, pursuant to a five-year lease expiring on September 30, 1997 at an annual rental of $87,437. The Company consolidated all its operations at this facility in December 1995. The facility has capacity for expansion and is deemed sufficient for the Company's foreseeable needs.

        The Company maintained its corporate headquarters and leased approximately 4,500 square feet of office space at 226 East 54th Street, New York, NY pursuant to a five-year lease at an annual rental of $87,122. The lease expired March 31, 1996. The New York office was primarily utilized as the location of the Company's sales and administrative support staff.

Item 3.  Legal Proceedings

                None

Item 4.  Submission of Matters to a vote of Security Holders.

                None

                                    Part II


Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters.

        The Company's shares are listed on the National Quotations Bureau "Bulletin Board". Various market dealers make the market of the Company's stock and trades are made through what is commonly known as the "pink sheets."

        The following table sets forth, for the periods indicated, the quarterly high and low representative bid quotations for the Company's Common Stock as reported by the National Quotations Bureau. Quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                                    Fiscal Year Ending January 31,

                              1996                                 1995

                       High           Low                   High           Low

1st quarter            2 1/4           7/8                  3 1/2         2

2nd quarter            1 5/8         1 1/8                  2 7/8         1 1/4

3rd quarter            2 3/16        1 3/8                  1 7/8         1

4th quarter            1 3/4          11/16                 2 1/2           7/8


        As of April 22, 1996, there were 656 shareholders of record of the Common Stock of the Company. The Company estimates, based on prior shareholder mailings, that holdings in "street name" represents approximately 7,500 additional shareholders.

        The Company has not declared any dividends since its inception and, due to its anticipated needs for all revenue generated by the Company's operations to be used to operate the Company's business, has no intention of paying any cash dividends in the immediate future.

The Company's rights to pay dividends are also restricted pursuant to the terms of a Securities Purchase Agreement, dated October 27, 1994, between the Company and IBJS Capital Corporation (the "Debentureholder"), the holder of the Company's $1,000,000 10% Senior Secured Convertible Debenture (the "Debenture"). Pursuant to such agreement, until such time as at least two thirds of the original principal amount of the Debenture has been repaid or converted into common stock, the Company may not, without the consent of the Debentureholder, pay any dividends on the Common Stock, except out of earned surplus at a time when the Company is in compliance with certain specified contractual provisions (including being current on the payment of interest on the Debenture).

Item 6.  Management's Discussion and Analysis or Plan of Operations.

Revenues

        For the year ended January 31, 1996 revenues decreased approximately $1,111,000 from the year ended January 31, 1995, a decrease of 44%. This was primarily the result of a delay in the release of the Company's FC4000(TM) Maestro(TM) System. For the year ended January 31, 1995 revenues increased approximately $1,035,000 from the year ended January 31, 1994, an increase of 69%. This is entirely the result of increased sales of the Company's products. Management expects sales of the Company's hardware and software products to increase.

        No expansion was made to the administrative staff during the fiscal years ended January 31, 1996 and 1995. As the Company grows or as finances will permit, additional sales, administrative, technical and customer service staff will be hired. Subject to adequate financing, efforts will be made to maintain a streamlined operation utilizing external support arrangements where practicable or necessary.

Cost of sales

        Cost of goods sold, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, constituted approximately 45% and 37% of revenues for the years ended January 31, 1996 and 1995 respectively. Management attributes the change in cost of goods sold to the changes in the mixture of products sold. The Company anticipates that its cost of goods sold will remain in the 30-40% of revenues range. The cost of goods sold varies with each product line, with software having little or no material cost (approximately 5-10%). The primary costs incurred by the Company are for materials and equipment relating to its hardware products, which also carry lower profit margins than the Company's software products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management. Management anticipates opportunities for increased gross profit from research and development projects aimed at increasing efficiency while decreasing cost. Gross profit margins for the Company's hardware and software products, currently in the 55% - 65% range, may not, however, materially change with increased revenues (notwithstanding anticipated lower costs of production), due to anticipated increased market competition.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the fiscal years ended January 31, 1996 and 1995 constituted approximately 168% and 78% for such years, respectively. This increase for fiscal 1996 when compared with fiscal 1995 was due primarily to reduced sales volume and increased salary and related expenditures.

Research, Development and Software

        The Company incurred research, development and software costs of approximately $1,005,700 and $839,600 for the fiscal years ended January 31, 1996 and 1995 respectively. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. The Company expects research, development and software costs to increase in future periods.

Liquidity and Capital Resources

        To date, the Company has funded operations principally from receipt of proceeds from the private placements of debt and equity securities, the exercise of warrants, interest income earned from the investment of such proceeds in interest earning assets and revenues from operations. During the fiscal year ended January 31, 1996 the Company received $2,148,000 in net proceeds, after payment of offering related expenses, from the sale of its common stock, which amount was primarily used in operations. During the fiscal year ended January 31, 1995 the Company received $363,000 in net proceeds, after payment of offering related expenses, from the sale of its common stock and $1,357,715 in net proceeds from the issuance of long term debt. These funds were primarily utilized to fund operations.

        Management believes it has sufficient resources available to meet its liquidity needs for the next year. Management believes that long-term liquidity needs will be met from increased hardware and software sales as well as additional financing from investors either through private placements of the Company's securities, exercise of outstanding warrants, or borrowing from outside third parties. Due to the planned introduction of new and improved products and the anticipated growth related to, among other things, the manufacturing of hardware and software products and the expansion of operations, management anticipates there will be a continuing trend and need for cash resources. Such demand on the Company's resources will require the Company, in the long term, to obtain additional financing and increased sales volume to meet anticipated commitments for raw materials and personnel.

Item 7.  Financial Statements and Supplementary Data.

        The financial statements are included herein following Item 14 of this Annual Report on Form 10-KSB commencing on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There were no changes in, or disagreements with, the Company's certified public accountants during the fiscal years ended January 31, 1996 and 1995.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        The directors and executive officers of the Company are as follows:



                                                                   Held Position
       Name                   Age            Office(s)             Since(1) (2)

Charles Castelli              52             Chairman of the       July, 1990
                                             Board of
                                             Directors, Chief
                                             Technology Officer

Thomas V. Cerabona            44             Vice President        March, 1996
                                             of Operations

Lee W. Hill                   52             President and         March, 1993
                                             Chief Executive
                                             Officer

Patrick J. Kane               46             Senior Vice President July, 1990
                                             Secretary, Treasurer
                                             and Director

James E. Linley               43             Vice President        March, 1991
                                             of Engineering

Mark O'Brien                  48             Vice President        September, 1993
                                             of International

Kenneth S. Weiner             47             Chief Financial       February, 1993
                                             Officer

Jon Carvalho                  56             Director              July, 1990
_________________

(1)     Represented only since the Company was reorganized in July, 1990.

(2) Each director of the Company has been elected to serve until the next annual meeting of stockholders of the Company and until such director's successor shall have been duly elected and shall have qualified. Each executive officer of the Company has been elected to serve until the next organizational meeting of the Company's Board of Directors and until such officer's successor shall have been duly elected and shall have qualified.
          ___________________________________________________________

        Charles Castelli is the founder of Linkon Delaware, which merged with the Company in July, 1990 and is presently the Company's Chief Technology Officer and Chairman of the Board of Directors. He became the Company's President in July, 1990 and the CTO in March, 1993. During the period 1984 through 1988, Mr.Castelli was the sole proprietor of Linkon Company, a predecessor to Linkon Delaware engaged in consulting and research and development of computer hardware and software products for the telecommunication industry. Prior thereto he held numerous engineering management and marketing positions in the telecommunications and computer industries, which included positions with Q1 Corporation, Singer/Tele Signal, Data Products Corporation, Litcom Corporation and Bell Telephone Laboratories. In these capacities Mr. Castelli was responsible for the market introduction and sale of several computer system and software products.

        Thomas V. Cerabona is Vice President of Operations of the Company, heading a department including manufacturing, distribution, quality assurance, customer support, and finance. Cerabona was previously with Paragon Networks International, Inc., a provider of leading edge data communications products, where he held a similar position. Prior to Paragon, Mr. Cerabona was Vice President and General Manager of Cobotyx Corporation, a developer, manufacturer and marketer of telecommunications voice processing systems, where he was a co-founder.

        Lee W. Hill is Linkon Corporation's President and Chief Executive Officer. Mr. Hill joined Linkon on March 1, 1993 after Affluence, Inc., a management consulting firm he founded, conducted a project for Linkon. From 1985 to 1990, Hill was with Wild-Leitz U.S.A., Inc., the Swiss-German high tech equipment and measuring instrument maker. There he served as President of the IMS Division and as Vice President, Corporate Development. From 1971 to 1985 Hill was with Bausch & Lomb, where his last position was Vice President of Worldwide Marketing and Sales for a consumer products division.

        Patrick J. Kane is the Company's Senior Vice President. He functions as Secretary and Treasurer and as a member of the Board of Directors. Mr. Kane joined Linkon Delaware in 1988. During the year 1987, Mr. Kane was a partner with Consulting Marketing Partners, in New York City. Prior thereto, during the period 1983 to 1986, he was a Director of Marketing for Marine Midland Bank. Prior positions have provided him experience in strategic corporate planning, market research, market segmentation, market planning, direct response marketing and business development. He has held positions at Chemical Bank and Control Data Corporation.

        James E. Linley, Vice President of Engineering for the Company, manages the research and development, software development and technical support areas. He was previously employed with Citicorp POS Information Services (1988 to 1990) as a software engineer. Prior thereto he was with Target Technologies, Norwalk, Connecticut for more than ten years as chief engineer and partner. Target Technologies is a firm specializing in research and development and in the design of computer based voice processing applications. He also held management positions in systems engineering at Texas Instruments, National CSS and Wright Investors

Services. He is fluent in the majority of programming languages for PC, mini-computer and mainframe applications plus a wide array of hardware configurations. Mr. Linley designed and developed the FC1000(TM) Voice Board, the FC2000(TM) Voice Board, the AUDCOM(TM) operating system, the TERAVOX(R) operating system and the Linkon FC3000(TM) Communications Board.

        Mark O'Brien, is Vice President of International for the Company. Mr. O'Brien joined the Company in September 1993. Prior to joining the Company, Mr. O'Brien was President of Universal/Univis, an optical products supplier. Previously he was vice president and general manager of Cuno, a water purification company and president of Criterion Telepscope, a division of Bausch & Lomb. Mr. O'Brien holds a BA and MBA in accounting.

        Kenneth S. Weiner has been Chief Financial Officer of the Company since February 1, 1993. Prior to joining the Company, Mr. Weiner practiced as a Certified Public Accountant both in his own practice and, since 1988, as a shareholder of Greenspan & Company, P.A., the Company's former audit firm, in charge of SEC audits, Management Advisory Services and Information Technology. Mr. Weiner is a member of the American Institute of Certified Public Accountants and both the New York and New Jersey State Societies of CPA's.

        Jon Carvalho is a non-salaried member of the Board of Directors. Mr.Carvalho is President/Owner of several businesses located in Portugal, Africa, Europe and Japan. The more significant of the foregoing businesses are
(a) Uniao Commercial de Automoveis, Ltd. an importer and seller of all international automobiles in Angola; (b) Urban and Suburban Properties, Inc. a Real Estate and Development Company in Portugal; (c) IMPORMOL, a manufacturer of automotive springs & connectors for trucks and tractor trailers; (d) IMAUTO, a distributor of automotive machinery in Angola; and (e) Company Vale Do Loma, S.A.R.L., a coffee plantation in Portugal. Mr. Carvalho has been president and a principal of the foregoing entities for a period of more than ten years. In these capacities he has accumulated experience in all aspect of corporate operations plus established worldwide contacts at the corporate and government level.

Item 10. Executive Compensation.

                          SUMMARY COMPENSATION TABLE


                                               Annual Compensation (1)

(a)                           (b)            (c)                   (d)
- -------------------           ------         ---------             --------

Name and                      Fiscal
Principal Position            Year           Salary($)             Bonus($)


Lee W. Hill,                  1996           $147,500              $ 25,000
President and Chief           1995           $118,000              $ 25,000
Executive Officer             1994           $ 88,000              $ ---

Mark O'Brien,                 1996           $106,174              $ ---
Vice President                1995           $100,000              $ ---
of International              1994           $ 28,125              $ ---

_________________

(1) Other columns have been excluded because they are not applicable to any year covered by this table.

        On March 1, 1993, the Company entered into an employment agreement with Lee W. Hill. The agreement provides for an annual salary of $96,000 for the first year of the agreement, $120,000 for the second year of the agreement and $150,000 for the third and fourth years of the agreement. In addition, the agreement provides for an annual bonus of not less than $25,000 for each year of the agreement. Mr. Hill was also granted options to purchase up to 250,000 shares of Common Stock of the Company.

        Directors are not compensated in their capacities as directors but are reimbursed reasonable expenses in connection with attendance at meetings.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information as of April 22, 1996 with respect to any person, other than the Company's executive officers and directors, who is known to the Company to be beneficial owner of more than 5% of any class of its voting securities.

                         Common Stock $.001 par value

Name and Address                     Amount of              Approximate
of Beneficial                        Beneficial             Percentage of
Owner                                Ownership              Class

IBJS Capital Corporation               820,193(1)                 7.6%
One State Street
New York, NY 10004

Piers M. MacDonald (2)                 962,400(3)                 9.0%
c/o Gulfstream Partners, L.P.
Two Greenwich Plaza, Suite 100
Greenwich, Connecticut 06830

Steven P. Cordovano (2)                687,400(4)                 6.4%
c/o Gulfstream Partners, L.P.
Two Greenwich Plaza, Suite 100
Greenwich, Connecticut 06830

(1) Comprised of 605,693 shares currently acquirable upon the conversion of a $1,000,000 Senior Secured Convertible Debenture and 214,500 shares currently acquirable upon the exercise of warrants to purchase Common Stock at $1.8648 per share.

(2) According to a Schedule 13D filed by Messrs. MacDonald and Cordovano on May 26, 1995, Mr.MacDonald is the managing general partner of Gulfstream Partners, L.P., a Delaware limited partnership (the "Partnership"), and
Mr. Cordovano is a general partner thereof.

(3) Comprised of (i) 111,900 shares of Common Stock owned by Messrs. MacDonald and Cordovano; (ii) 275,000 shares of Common Stock and 27,500 Warrants to purchase Common Stock owned by Mr. MacDonald and his spouse, Bonner D. MacDonald, and (iii) 448,000 shares of Common Stock and 67,000 Warrants to purchase Common Stock owned by the Partnership.

(4) Comprised of (i) 144,900 shares of Common Stock owned by Messrs. Cordovano and MacDonald; (ii) 25,000 shares of Common Stock and 2,500 Warrants to purchase Common Stock owned by Mr. Cordovano and his wife Sarah M. Cordovano; and (iii) 448,000 shares of Common Stock and 67,000 Warrants to purchase Common Stock owned by the Partnership.

           ________________________________________________________

     The following table sets forth, as of April 22, 1996, the number of outstanding shares of the Company's Common Stock beneficially owned by each of the Company's current directors and executive officers named in the Summary Compensation Table in Item 10, individually, and by all such directors and executive officers as a group.

                         Common Stock $.001 par value

Name and Address                     Amount of              Approximate
of Beneficial                        Beneficial             Percentage of
Owner                                Ownership              Class

Charles Castelli                     1,800,000                   16.7%
Patrick Kane                           800,000                    7.4%
James Linley                           600,000                    5.6%
Lee W. Hill                            250,000(1)                 2.3%
Jon Carvalho                            50,000                    0.5%
Executive Officers                   3,560,000(2)                33.1%
and Directors
As a Group (7
persons)

(1) Comprised of 250,000 shares currently acquirable upon the exercise of warrants to purchase Common Stock at $2.00 per share.

(2) Comprised of 360,000 shares currently acquirable upon the exercise of warrants to purchase Common Stock at $2.00 per share.

            _______________________________________________________

Item 12.  Certain Relationships and Related Transactions.

        None

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

        The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules                               F-1

Report of Independent Certified Public Accountants                        F-2

Consolidated Balance Sheets - January 31, 1996 and 1995                   F-3

Consolidated Statements of Operations - Three years ended                 F-4
                                        January 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows - Three years ended                 F-5
                                        January 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity - Three years ended       F-6
                                        January 31, 1996, 1995 and 1994

Notes to Financial Statements                                             F-7

(b) Reports on Form 8-K                                                   None

(c) Exhibits

Exhibit
  No.          Description of Document
- -------        -----------------------

  3.1 Articles of Incorporation. (Incorporated by reference to Exhibit 8 to the Company's Registration Statement on Form S-18 (File Number 33-22054-NY) which became effective on December 14, 1990).

  3.2 By-laws. (Incorporated by reference to Exhibit 8 to the Company's Registration Statement on Form S-18 (File Number 33-22054-NY) which became effective on December 14, 1990).

  4.1 10% Senior Secured Convertible Debenture Purchase Agreement, dated October 27, 1994, between the Company and IBJS Capital Corporation, including forms of the Company's Senior Debentures and Warrant Certificates issued on October 27, 1994. (Incorporated by reference to Exhibit 4.1 to the Company's Form 10KSB for the fiscal year ended January 31, 1995).

  4.2 Convertible Subordinated Debenture Purchase Agreement, dated July 29, 1994, between the Company and the purchasers of subordinated debentures set forth therein, including forms of the Company's Subordinated Debentures and Warrant Certificates issued on July 29, 1994 and the October 27, 1994 agreement between said parties amending the same. (Incorporated by reference to Exhibit 4.2 to the Company's Form 10KSB for the fiscal year ended January 31,
               1995).

  4.3 Placement Agent Agreement, dated January 14, 1994, between the Company and Sloan Securities Corp., including forms of the Company's Warrant Certificates, issued on January 28, 1994, February 28, 1994 and April 30, 1994 and the October 27, 1994 agreement between said parties amending the same. (Incorporated by reference to Exhibit 4.3 to the Company's Form 10KSB for the fiscal year ended January 31, 1995).

  4.4 Employment Agreement dated March 1, 1993 between the Company and Lee W. Hill. (Incorporated by reference to Exhibit 4.4 to the Company's Form 10KSB for the fiscal year ended January 31, 1995).

  4.5 Lease Agreement dated February 22, 1991 between the Company and Danrich & Co. (Incorporated by reference to Exhibit 12 (iii) to the Company's Registration Statement on Form S-1 (File Number 33-44506) which became effective on August 20, 1992).

  4.6 Lease Agreement dated March 19, 1991 between the Company and Sherman Street Limited Partnership. (Incorporated by reference to
               Exhibit 12 (xiii) to the Company's Registration Statement on Form S-1 (File Number 33-44506) which became effective on August 20,
               1992).

                                  SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 26th day of April, 1996.

                                           LINKON CORPORATION




                                              /s/ Lee W. Hill
                                           By:__________________________________
                                              Lee W. Hill, Chief Executive
                                              Officer and President


                                              /s/ Kenneth S. Weiner
                                           By:__________________________________
                                              Kenneth S. Weiner, Chief Financial
                                              Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                                    Title                        Date
- ---------                                    -----                        ----

/s/ Charles Castelli                         Chairman of the              April 26, 1996
- -----------------------                      Board of Directors
Charles Castelli


/s/ Patrick Kane                             Chief Operating Officer      April 26, 1996
- -----------------------                      and Director
Patrick Kane


/s/ Jon Carvalho                             Director                     April 26, 1996
- -----------------------
Jon Carvalho

                         INDEX TO FINANCIAL STATEMENTS
                                 AND SCHEDULES



                                                                          Page
LINKON CORPORATION

Index to Financial Statements and Schedules                               F-1

Report of Independent Certified Public Accountants                        F-2

Consolidated Balance Sheets - January 31, 1996 and 1995                   F-3

Consolidated Statements of Operations - Three years ended                 F-4
                                        January 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows - Three years ended                 F-5
                                        January 31, 1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity - Three years ended       F-6
                                        January 31, 1996, 1995 and 1994

Notes to Financial Statements                                             F-7





                                              -F1-

To the Board of Directors
 and Stockholders
Linkon Corporation
Fairfield, Connecticut

        We have audited the accompanying consolidated balance sheet of Linkon Corporation as of January 31, 1996, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Linkon Corporation as of January 31, 1996, 1995 and 1994 and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles.



                                                    Feldman Radin & Co., P.C.
                                                    Certified Public Accountants
New York, New York
April 11, 1996



                                              -F2-

                                       LINKON CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                           JANUARY 31,

                                             ASSETS

                                                                 1996             1995
Current Assets
- --------------
  Cash and Cash Equivalents                                  $  522,569       $  592,460
  Certificate of Deposit                                         63,934           60,000
  Accounts Receivable (Net of Allowance)                        611,387          927,067
  Notes Receivable                                               51,000           51,000
  Other Receivables                                              51,213           97,259
  Inventory                                                     888,655        1,114,209
  Prepaid Expenses                                               27,406           11,446
                                                             ----------       ----------
     Total Current Assets                                     2,216,164        2,853,441
                                                             ----------       ----------
Machinery & Equipment
- ---------------------
  Machinery & Equipment, at cost                              1,046,008          829,575
  Equipment under Capital Leases                                156,965          156,965
                                                             ----------       ----------
                                                              1,202,973          986,540
  Less: Accumulated Depreciation                                696,283          528,266
                                                             ----------       ----------
     Machinery & Equipment, Net                                 506,690          458,274
                                                             ----------       ----------

Other Assets
- ------------
  Software (Net of Amortization)                                928,148          719,764
  Investments, at cost                                          375,182          374,825
  Prepaid Financing Costs                                        39,213           52,285
  Deferred Offering Costs                                       --                29,019
  Security Deposits                                              19,931           25,680
  Organization Costs (Net of Amortization)                         --               --
                                                             ----------       ----------
     Total Other Assets                                       1,362,474        1,201,573
                                                             ----------       ----------
                                                             $4,085,328       $4,513,288
                                                             ==========       ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
- -------------------
  Accounts Payable                                           $1,004,125       $  800,229
  Bank Loan Payable                                              30,230           30,000
  Taxes Payable                                                  18,108           12,195
  Capital Leases Payable - Current Portion                         --              6,583
  Interest Payable                                              100,000           43,759
  Officers' Salary Payable                                        7,272            7,332
                                                             ----------       ----------

     Total Current Liabilities                                1,159,735          900,098
                                                             ----------       ----------
Long Term Liabilities
- ---------------------
  Notes Payable, Net                                          1,251,265        1,290,776
                                                             ----------       ----------

     Total Long Term Liabilities                              1,251,265        1,290,776
                                                             ----------       ----------

Commitments and Contingencies                                      --               --
- -----------------------------

Stockholders' Equity
- --------------------
  Common Stock, $.001 Par Value,
    25,000,000 shares authorized,
    10,753,252 shares issued and
    outstanding (1996), 8,599,919
    shares issued and outstanding
    (1995)                                                       10,754            8,600
  Capital in Excess of Par Value                              9,129,970        6,983,722
  Accumulated Deficit                                        (7,466,396)      (4,669,908)
                                                             ----------       ----------
     Total Stockholders' Equity                               1,674,328        2,322,414
                                                             ----------       ----------
                                                             $4,085,328       $4,513,288
                                                             ==========       ==========

The accompanying notes to consolidated financial statements are an integral part of this report.
                                              -F3-


                                       LINKON CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                     YEAR ENDED JANUARY 31,


                                                1996             1995             1994
Revenues                                    $ 1,418,432      $2,529,451       $1,494,236

Cost of Goods Sold                              638,532         932,429          622,242
                                            -----------      ----------       ----------
Gross Margin On Sales                           779,900       1,597,022          871,994
                                            -----------      ----------       ----------

Selling, General and
 Administrative Expenses                      2,385,255       1,984,087        2,125,502

Research and Development                        653,386         497,218          226,251

Provision for Doubtful Accounts                 392,000          20,000            2,000
                                            -----------      ----------       ----------
                                              3,430,641       2,501,305        2,353,753
                                            -----------      ----------       ----------
Operating Loss                               (2,650,741)     (  904,283)      (1,481,759)
                                            -----------      ----------       ----------

Other Income (Expense)
  Interest Income                                13,248          74,248           18,578
  Interest Expense                             (157,960)        (56,075)         (14,055)
  Gain (Loss) on Exchange
    Rate Conversion                                 536             874          ( 1,310)
  Loss on Marketable Securities                    --              --               --
  Unrealized Gain (Loss) on
   Marketable Securities                           --              --               --
                                            -----------      ----------       ----------
                                               (144,176)         19,047            3,213
                                            -----------      ----------       ----------
Loss Before Income Taxes                     (2,794,917)     (  885,236)      (1,478,546)

Income Taxes                                      1,571           2,280           (  345)
                                            -----------      ----------       ----------

Net Loss                                    $(2,796,488)    $(  887,516)     $(1,478,201)
                                            ============    ============     ============

Loss Per Share                              $      (.30)     $     (.10)      $     (.18)
                                            ============    ============     ============
Weighted Average Number of
 Shares Outstanding                           9,470,186       8,561,721        8,034,689
                                            ============    ============     ============

The accompanying notes to consolidated financial statements are an integral part of this report.

                                              -F4-

                                       LINKON CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     YEAR ENDED JANUARY 31,

                                               1996             1995             1994
Cash Flows From Operating Activities:
- -------------------------------------
Net Loss                                    $(2,796,488)     $(  887,516)     $(1,478,201)
Adjustments to Reconcile Net Loss
 to Net Cash Used in Operating
 Activities:
Depreciation and Amortization                   168,017          157,915          132,145
Accrued Interest (Income) Expense                56,241           47,638             --
Changes in Assets and Liabilities:
Decrease in Restricted Cash                        --               --             81,000
Increase in Certificate of Deposit               (3,934)         (60,000)            --
(Increase) Decrease in Subscriptions
 Receivable                                        --               --            825,000
(Increase) Decrease in Accounts
 Receivable                                     315,680         (199,740)         (22,825)
(Increase) Decrease in Other
 Receivables                                     46,046          (80,679)          38,994
(Increase) Decrease in Inventory                225,554         (436,526)        (333,145)
(Increase) Decrease in Prepaid
 Expenses                                       (15,960)         (11,130)           4,165
Increase in Software                           (208,384)        (226,287)        (288,984)
(Increase) Decrease in Deferred
 Offering Costs                                  29,019          (29,019)            --
(Increase) Decrease in Security
 Deposits                                         5,749           (5,432)            (125)
Decrease in Prepaid Financing Costs              13,072              --              --
Increase (Decrease) in Accounts
 Payable                                        203,896           50,704          162,337
Increase (Decrease) in Deferred
 Income                                            --               --           (364,157)
Increase (Decrease) in Officers
 Salary Payable                                     (60)             (68)         (23,000)
Decrease in Deferred Income Taxes                  --               --             (1,074)
Increase (Decrease) in Taxes
 Payable                                          5,913           (1,764)           5,113
                                            ------------     ------------     ------------

Net Cash Used in Operating
 Activities                                  (1,955,639)      (1,681,904)      (1,262,757)
                                            ------------     ------------     ------------
Cash Flows From Investing Activities:
- -------------------------------------
Cash Paid to Purchase Equipment                (216,433)        (193,477)        (181,991)
(Increase) Decrease in Notes Rec.                  --            459,000         (573,800)
Increase in Investments                            (357)        (260,025)            --
                                            ------------     ------------     ------------
Net Cash Provided by (Used in)
 Investing Activities                          (216,790)           5,498         (755,791)
                                            ------------     ------------     ------------
Cash Flows From Financing Activities:
- -------------------------------------
Net Proceeds from Issuance of Common
 Stock                                        2,148,402          415,296          722,350
Repayments of Shareholder Loans                    --               --             (2,230)
Net Proceeds from Long Term Debt                   --          1,357,715             --
Principal Payments on Debt                      (39,281)            --               --
Principal Payments Under Capital
 Lease Obligations                               (6,583)         (35,632)         (39,785)
                                            ------------     ------------     ------------
Net Cash Provided by
 Financing Activities                         2,102,538        1,737,379          680,335
                                            ------------     ------------     ------------
Net Increase (Decrease) in Cash                 (69,891)          60,973       (1,338,213)
Cash and Cash Equivalents at
 Beginning of Year                              592,460          531,487        1,869,700
                                            ------------     ------------     ------------
Cash and Cash Equivalents at
 End of Year                                $   522,569      $   592,460      $   531,487
                                            ============     ============     ============

The accompanying notes to consolidated financial statements are an integral part of this report.
                                              -F5-

                                       LINKON CORPORATION
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           YEAR ENDED JANUARY 31, 1996, 1995 AND 1994



                                         Capital in
                        Common Stock     Excess of   Accumulated
                      Shares    Amount   Par Value     Deficit     Totals
Balances
 January 31, 1993   7,940,716  $ 7,941  $ 5,753,632 $(2,304,191) $3,457,382

Issuance of Common
 Stock Net of
 Expenses             400,000      400      721,950        --       722,350

Net Loss for Year
 Ended January 31,
 1994                    --       --           --    (1,478,201) (1,478,201)
                    ---------  --------  ----------  ----------- -----------
Balances
 January 31, 1994   8,340,716    8,341    6,475,582  (3,782,392)  2,701,531

Issuance of Common
 Stock Net of
 Expenses             259,203      259      415,037        --       415,296

Issuance of Warrants     --       --         93,103        --        93,103

Net Loss for Year
 Ended January 31,
 1995                    --       --           --    (  887,516) (  887,516)
                    ---------  --------  ----------  ----------- -----------

Balances
 January 31, 1995   8,599,919    8,600    6,983,722  (4,669,908)  2,322,414

Issuance of Common
 Stock Net of
 Expenses           2,153,333    2,154    2,146,248        --     2,148,402

Net Loss for Year
 Ended January 31,
 1996                    --       --           --    (2,796,488) (2,796,488)
                    ---------  --------  ----------  ----------- -----------

Balances
 January 31, 1996  10,753,252  $10,754  $ 9,129,970 $(7,466,396) $1,674,328
                   ==========  =======  =========== ============ ===========


The accompanying notes to consolidated financial statements are an integral part of this report.


                                              -F6-

                                       LINKON CORPORATION

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        JANUARY 31, 1996



NOTE 1 - ORGANIZATION, CAPITALIZATION, BUSINESS DESCRIPTION
The Company is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for the automated voice response, telecommunications, computer and multimedia communications industries.

NOTE 2 - ECONOMIC DEPENDENCY
Two of the Company's customers accounted for approximately 20% and 13% or approximately $277,000 and $188,000 of consolidated revenues for the year ended January 31, 1996 respectively. The first of these customers accounted for approximately 31%, or approximately $787,000 of revenue for the year ended January 31, 1995. For the year ended January 31, 1994, this customer accounted for approximately 27%, or approximately $409,000 of consolidated revenues.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
- ---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Method of Accounting
- --------------------
The Company utilizes the accrual basis method of accounting for financial reporting purposes.

Cash and Cash Equivalents
- -------------------------
The Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
- -------------------
The Company believes all receivables are collectible unless information to the contrary is obtained. In the event such information is received the Company establishes an allowance for the uncollectible portions. At January 31, 1996 the allowance was $412,000 and at January 31, 1995 the allowance was $20,000.

Inventory
- ---------
Inventory is valued at the lower of cost or market value using the first-in, first out (FIFO) method, and consists of:


                                                                1996             1995
Raw Materials                                                $  130,830       $  809,530
Work in Process                                                 241,311           46,200
Finished Goods                                                  516,514          258,479
                                                             ----------       ----------
                                                             $  888,655       $1,114,209
                                                             ==========       ==========

Machinery and Equipment and Capital Leases
- ------------------------------------------
Machinery and equipment are stated at cost. Capital leases are stated at the lesser of the present value of the minimum lease payments or the fair market value. Property, equipment and capital leases are comprised predominately of computer equipment. Expenditures for maintenance and repairs are charged to

                                              -F7-

                                       LINKON CORPORATION

                                        JANUARY 31, 1996

NOTE 3 - (CONTINUED)
operations as incurred. Depreciation and amortization are provided for utilizing the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the years ended January 31, 1996, 1995 and 1994 was $168,017, $157,855 and $132,057 respectively.

Capitalized Software Costs
- --------------------------
Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to establishment of technological feasibility to produce the finished product are generally capitalized. The amounts charged to expense for the years ended January 31, 1996, 1995 and 1994 were approximately $615,000, $497,000 and $226,000, respectively. The Company has capitalized software costs included in Other Assets which totaled approximately $437,000, $350,000 and $403,000 for the years ended January 31, 1996, 1995 and 1994, respectively. Amortization included in the accompanying Consolidated Statements of Operations for fiscal years ended January 31, 1996, 1995 and 1994 was $228,000, $124,000 and $66,000,
respectively.

Income Taxes
- ------------
The Company has adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to accounting for income taxes. Deferred income taxes are recorded for temporary differences between taxable income and pretax financial income and the tax bases of assets or liabilities and their reported amounts in the financial statements.

Loss Per Share
- --------------
Loss per share is based on the number of shares outstanding. No effect has been given to outstanding warrants as the result would be antidilutive.

NOTE 4 - CAPITAL CONTRIBUTION
Employee Stock Options
- ----------------------
The Company does not currently have an employee stock option plan but intends to institute such a plan during the fiscal year ending January 31, 1997. The Company intends to issue stock options to employees at no less than fair market value at the time of issuance.

Options and warrants to purchase 2,009,384 shares of the Company's common stock were exercisable at prices ranging from $.75 to $3.50 per share at January 31, 1996. Outstanding options and warrants expire at various dates through February 2003.

The following table summarizes the changes in options and warrants outstanding and the related price ranges for shares of the Company's common stock.

                               Stock Options                   Warrants
                         ------------------------         ----------------
                         Shares             Price         Shares     Price
                         ------             -----         ------     -----
Outstanding at
 January 31, 1993       425,000          $0.75 to 2.00    150,000   $2.00
     Granted            539,000          $2.00            125,000   $3.00
     Exercised             --              --            (150,000)  $2.00
     Expired               --              --                --       --
                        -------          -------------    -------   -------------
Outstanding at
 January 31, 1994       964,000          $0.75 to 2.00    125,000   $3.00
     Granted               --              --             538,401   $2.00 to 3.00
     Exercised             --              --            (150,000)  $2.00
     Expired               --              --                --       --
                        -------          -------------    -------   -------------
Outstanding at
 January 31, 1995       964,000          $0.75 to 2.00    663,401   $2.00 to 3.00

                                                -F8-

                              LINKON CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               JANUARY 31, 1996



NOTE 4 - (CONTINUED)
Outstanding at
 January 31, 1995       964,000          $0.75 to 2.00    663,401   $2.00 to 3.00
     Granted             20,000            --             620,316   $1.50 to 3.50
     Exercised          (50,000)         $2.00           (208,333)  $2.00
     Expired               --              --                --       --
Outstanding at
 January 31, 1996       934,000          $0.75 to 2.00  1,075,381   $1.50 to 3.50


NOTE 5 - INCOME TAXES
As at January 31, 1996, the Company had net operating loss carryforwards of approximately $7,400,000, for both book and tax purposes, expiring from 2005 to 2011. As a result of the Tax Reform Act of 1986, the Company is obligated to pay an alternative minimum tax on its alternative minimum taxable income, even though it has a loss carryforward. These carryforwards are subject to possible limitations on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which result in a more than 50 percentage point change in ownership.

At this time, the Company does not believe it can reliably predict profitability beyond the current fiscal year. Accordingly, the deferred tax asset applicable to operations subsequent to January 31, 1996 has been reduced in its entirety by the valuation allowance. For the period ending January 31, 1996, the provision for taxes is comprised only of appropriate state taxes.

Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the years ended January 31, 1996, 1995 and 1994, respectively is as follows:

                                                      Year Ended January 31,
                                                  1996            1995             1994
Loss Before Income Taxes                     $(2,796,488)    $(  885,236)     $(1,497,033)
- ------------------------                     -----------     -----------      -----------
Computed expected tax credit                 $   951,000     $   301,000      $   509,000
Operating loss for which no benefits
  were provided                               (  951,000)     (  301,000)      (  509,000)
Benefit provided by net operating
  loss carryforward                                 --              --               --
Reduction of Deferred Federal Tax                   --              --              1,074
Provision for alternative minimum tax               --              --               --
State and local tax provision                 (    1,571)     (    2,280)      (      729)
                                             -----------     -----------      -----------
Provision for income taxes                   $(    1,571)    $(    2,280)     $       345


NOTE 6 - COMMITMENTS AND CONTINGENCIES
Leases
- ------
The Company is obligated to pay minimum annual rentals on existing non-cancelable real estate leases as follows:

Year Ending January 31,          1997         1998        Total

                               $101,957       58,291   $160,248

The Company leased approximately 4,500 square feet for office premises in New York City. The lease provided for annual payments effective April 1, 1991 of $87,122 and expired on March 31, 1996. The Company vacated the premises in December 1995, which was subsequently re-leased by the landlord. The Company and the landlord are presently negotiating the amount of the credit due the Company.

                                              -F9-

                                       LINKON CORPORATION

                                        JANUARY 31, 1996


NOTE 6 - (CONTINUED)
The Company has a five year lease agreement for approximately 5,000 square feet of office space in Fairfield, CT expiring September 30, 1997. That lease provides for annual payments amounting to $87,437.

The Company incurred rent expense amounting to $185,899, $178,586 and $177,809 for the years ended January 31, 1996, 1995, and 1994 respectively.

Royalty Agreements
The Company acquires the rights to certain software algorithms from various developers under renewable contracts of varying terms. Royalties are based on a per unit charge based on sales of products utilizing such algorithms.

Warranties
The Company warrants that all equipment manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment. The Company's expenses in connection with such warranties have been minimal.

NOTE 7 - NOTES PAYABLE
During the year ended January 31, 1995, the Company issued $1,350,000 in principal amount of convertible debentures due October 27, 2000. The notes bear interest at a rate of 10% per annum, payable quarterly. The first interest payment was not due until October 31, 1995. The notes are accompanied by detachable warrants to purchase 316,664 shares of the Company's common stock at an exercise price of $2.00 per share. The warrants will expire on October 31, 2001. Such warrants were valued at $93,103. The unamortized discount is carried as a reduction of notes payable on the balance sheet. The unamortized expenses associated with the issuance of the debentures are carried as prepaid financing costs on the balance sheet. The Company's rights to issue dividends are restricted under this agreement. The Company also entered into a loan agreement with its primary bank whereby the Company borrowed $60,000 payable in equal monthly installments through January 3, 1997 at an interest rate of 1% above the prime rate. At January 31, 1996 interest amounting to $100,000 has been accrued on these liabilities. The following table shows the maturities, at January 31, 1996, of the $1,380,000 remaining principal:

Year Ending January 31,        1997    1998    1999      2000

                               30,000    --      --    1,350,000

NOTE 8 - SUPPLEMENTAL CASH FLOWS DISCLOSURES
Cash flows from operating activities reflect interest paid of $101,719, interest earned of $13,248 and taxes paid of $1,571 for the year ended January 31, 1996, interest paid of $52,196, interest earned of $74,248 and taxes paid of $2,280 for the year ended January 31, 1995 and interest paid of $14,055, interest earned of $18,578 and taxes paid of $729 for the year ended January 31, 1994.

There were no noncash investing or financing activities during the years ended January 31, 1996, 1995 and 1994.

                                              -F10-