Form 10KSB/A
period 1996-01-31
LINKON CORP INC
filed 1996-06-13
CIK 833203

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 FORM 10-KSB/A
(Mark One)

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


                         Common Stock, $.001 par value
                    ---------------------------------------
                               (Title of Class)

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

        State issuer's revenues for its most recent fiscal year $1,418,432.
                                                                ----------
        State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. $7,503,252.

        Number of shares outstanding of the registrant's common stock, as of April 22, 1996 was 10,753,252.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

          Transitional Small Business Disclosure Format (check one):
                             Yes     No  X
                                 ---    ---

        This amendment to the annual report on Form 10-KSB/A of Linkon Corporation, a Nevada corporation (the "Company"), for the fiscal year ended January 31, 1996 (the "Original Form 10-KSB") amends and modifies the Original Form 10-KSB as follows:

        Item 1 of Part III of the Original Form 10-KSB, entitled "Index to Exhibits" is amended to add to the Original Form 10-KSB a Financial Data Schedule, satisfying the requirements of Item 601 of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended. Item 1 of Part III of the Original Form 10-KSB is hereby amended and restated in its entirety. Except as modified hereby, the Original Form 10-KSB shall remain unmodified.

                                   Part III

Item 1.  Index to Exhibits

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

27.1            Financial Data Schedule of the Company, as of January 31, 1996.

                                  SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 12th day of June, 1996.

                                         LINKON CORPORATION




                                         By:/s/ Kenneth S. Weiner
                                            -----------------------------------
                                           Kenneth S. Weiner, Chief Financial
                                           Officer