Form 10QSB
period 1996-04-30
LINKON CORP INC
filed 1996-06-14
CIK 833203

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  April 30, 1996
                                        --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

           Commission File Number 0-19705

                                        LINKON CORPORATION
                                        ------------------
               (Exact name of small business issuer as specified in its charter)

         Nevada                                          13-3469932
         ------                                          ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                             140 Sherman Street,
                        Fairfield, Connecticut 06430
                        ----------------------------
                   (Address of principal executive offices)

                                (203) 319-3175
                            ------------------
               (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class                                        Outstanding at June 10, 1996
- -------------------------                           ----------------------------
Common Stock, Par Value $.001 Per Share                        10,753,252
                                                               ----------

Transitional Small Business Disclosure Format Check one):
  Yes    ;  No  X
     ----     ----

                              LINKON CORPORATION
                              ------------------

                                  FORM 10-QSB

                               QUARTERLY REPORT
                   For the Three Months Ended April 30, 1996


                                                                    Page to Page
                                                                    ------------


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Balance Sheet - April 30, 1996 and 1995
          and January 31, 1996                                      3 - 4

         Statements of Operations - Three Months
          Ended April 30, 1996 and 1995                             5

         Statements of Cash Flows - Three Months
          Ended April 30, 1996 and 1995                             6

         Notes to Financial Statements                              7

Item 2.  Management's Discussion and Analysis of the
         Financial Condition and Results of Operations              8 - 9

         Exhibit I - Calculation of Earnings per Share              10

PART II. Other Information                                          11

         Signatures                                                 12

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)



                                  A S S E T S
                                  -----------

                                               April 30,        April 30,     January 31,
                                                 1996             1995           1996
                                              ----------      -----------     -----------


Current Assets
- --------------
  Cash and Cash Equivalents                   $    5,272      $    90,478     $   522,569
  Certificate of Deposit                          64,869           61,135          63,934
  Accounts Receivable (Net of Allowance)         674,936        1,265,199         611,387
  Notes Receivable                                51,000           51,000          51,000
  Other Receivables                               37,917          103,931          51,213
  Inventory                                      862,447          944,053         888,655
  Prepaid Expenses                                33,267           11,400          27,406
                                              ----------      -----------     -----------

       Total Current Assets                    1,729,708        2,527,196       2,216,164
                                              ----------      -----------     -----------

Machinery & Equipment
- ---------------------
  Machinery & Equipment, at cost               1,051,359          923,782       1,046,008
  Equipment under Capital Leases                 156,965          156,965         156,965
                                              ----------      -----------     -----------
                                               1,208,324        1,080,747       1,202,973
  Less:  Accumulated Depreciation                737,005          570,270         696,283
                                              ----------      -----------     -----------
       Machinery & Equipment, Net                471,319          510,477         506,690
                                              ----------      -----------     -----------

Other Assets
- ------------
  Software (Net of Amortization)                 945,182          777,719         928,148
  Investments, at cost                           375,665          375,062         375,182
  Prepaid Financing Costs                         36,599           47,056          39,213
  Deferred Offering Costs                           --             49,019            --
  Security Deposits                                7,695           19,234          19,931
  Organization Costs (Net of
    Amortization)                                   --               --              --
                                              ----------      -----------     -----------
       Total Other Assets                      1,365,141        1,268,090       1,362,474
                                              ----------      -----------     -----------
                                              $3,566,168       $4,305,763      $4,085,328
                                              ==========      ===========     ===========





The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                               April 30,      April 30,     January 31,
                                                  1996          1995           1996
                                              ----------     ----------     -----------

Current Liabilities
- -------------------
  Accounts Payable                            $  881,230     $  869,440     $ 1,004,125
  Bank Loan Payable                               22,730         30,000          30,230
  Taxes Payable                                   18,108         13,615          18,108
  Capital Leases Payable -
    Current Portion                                 --            2,278            --
  Interest Payable                               133,750         66,259         100,000
  Officers' Salary Payable                         7,272          7,272           7,272
                                              ----------     ----------     -----------
      Total Current Liabilities                1,063,090        988,864       1,159,735
                                              ----------     ----------     -----------

Long Term Liabilities
- ---------------------
  Notes Payable, Net                           1,255,144      1,287,155       1,251,265
                                              ----------     ----------     -----------

       Total Long Term Liabilities             1,255,144      1,287,155       1,251,265
                                              ----------     ----------     -----------

Commitments and Contingencies                       --             --             --
- -----------------------------

Stockholders' Equity
- --------------------
  Common Stock, $.001 Par Value,
    25,000,000 shares authorized,
    10,753,252 shares issued and
    outstanding (1996),
    8,599,716 shares issued and
    outstanding (1995)                            10,754          8,600          10,754
  Capital in Excess of Par Value               9,129,970      6,983,722       9,129,970
  Retained Earnings (Accumulated Deficit)     (7,892,790)    (4,962,578)     (7,466,396)
                                              ----------     ----------      ----------
        Total Stockholders' Equity             1,247,934      2,029,744       1,674,328
                                              ----------     ----------      ----------
                                              $3,566,168     $4,305,763      $4,085,328
                                              ==========     ==========      ==========














The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)


                                           Three Months         Three Months
                                          Ended April 30,      Ended April 30,
                                               1996                 1995
                                          ---------------      ---------------

Revenues                                     $  404,213           $  705,694

Cost of Goods Sold                              175,260              270,369
                                             ----------           ----------

Gross Margin On Sales                           228,953              435,325
                                             ----------           ----------

Selling, General and
  Administrative Expenses                       471,776              532,784

Research and Development                        140,456              170,758
                                             ----------           ----------

                                                612,232              703,542
                                             ----------           ----------

Operating Loss                                ( 383,279)            (268,217)
                                             ----------           ----------

Other Income (Expense)
- ----------------------
  Interest Income                                 1,631                2,840
  Gain on Foreign Currency
    Translation                               (     217)               1,070
  Interest Expense                            (  39,006)            ( 28,363)
                                             ----------           ----------
                                              (  37,592)            ( 24,453)
                                             ----------           ----------
Loss Before Income Taxes                      ( 420,871)            (292,670)
Income Taxes                                      5,523                 --
                                             ----------           ----------
Net Loss                                     $( 426,394)          $ (292,670)
                                             ==========           ==========

Loss Per Share                               $     (.04)          $     (.03)
                                             ==========           ==========

Weighted Average Number of Shares
  Outstanding                                10,753,252            8,599,716
                                             ==========           ==========

Fully Diluted Loss Per Share                 $     (.04)          $     (.03)
                                             ==========           ==========















The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

               Increase (Decrease) in Cash and Cash Equivalents

                                                             Three Months Ended April 30,
                                                              1996              1995
                                                          -------------    ---------------

Cash Flows From Operating Activities:
- ------------------------------------
 Net Income (Loss)                                         $(  426,394)       $(  292,670)
 Add: Adjustments to Reconcile Net Loss to
   Net Cash Used in Operating Activities:
 Depreciation & Amortization                                    44,601             43,612
   Changes in Assets and Liabilities:
 Increase in Certificate of Deposit                         (      935)        (      863)
 (Increase) Decrease in Accounts Receivable                 (   63,549)        (  338,132)
 (Increase) Decrease in Other Receivables                       13,296         (    6,672)
 (Increase) Decrease in Inventory                               26,208            170,156
 (Increase) Decrease in Prepaid Expense                     (    5,861)                46
 Increase in Software                                       (   17,034)        (   57,955)
 Increase in Prepaid Financing Costs                             2,614               --
 Increase in Deferred Offering Costs                              --           (   20,000)
 (Increase) Decrease in Security Deposits                       12,236              6,446
 Increase (Decrease) in Accounts Payable                    (  122,895)            69,211
 Increase (Decrease) in Officers Salary
   Payable                                                        --           (       60)
 Increase in Interest Payable                                   33,750             22,500
 Increase (Decrease) in Taxes Payable                             --                1,420
                                                           -----------        -----------
Net Cash Used in Operating Activities                       (  503,963)        (  402,961)
                                                           -----------        -----------

Cash Flows From Investing Activities:
- ------------------------------------
Cash Paid to Purchase Equipment                             (    5,351)        (   94,207)
Investment in Non-Marketable Securities                     (      483)        (      237)
                                                           -----------        -----------

Net Cash Provided by (Used in) Investing Activities         (    5,834)        (   94,444)
                                                           -----------        -----------

Cash Flows from Financing Activities:
- ------------------------------------
  Proceeds from Sale of Common Stock                              --                 --
  Principal Payments on Debt                                (    7,500)              --
  Principal Payments Under Capital Lease Obligations              --           (    4,305)
                                                           -----------        -----------
Net Cash Provided by (Used in) Financing Activities         (    7,500)        (    4,305)
                                                           -----------        -----------

Net Increase (Decrease) in Cash                             (  517,297)        (  501,710)

Cash and Cash Equivalents at Beginning of Year                 522,569            592,188
                                                           -----------        -----------

Cash and Cash Equivalents at End of Period                 $     5,272        $    90,478
                                                           ===========        ===========







The accompanying notes to consolidated financial statements are an integral part of this report.

                              LINKON CORPORATION
                              ------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                APRIL 30, 1996
                                --------------


1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1996 and 1995, and January 31, 1996, and the results of operations for the three month periods ended April 30, 1996 and 1995 and cash flows for the three month periods ended April 30, 1996 and 1995.

    The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements in the Linkon Corporation. Annual Report - January 31, 1996.

2)  ANALYSIS  OF STOCKHOLDERS' EQUITY:
    ---------------------------------

                                                           Capital
                              Outstanding                 in Excess        Accumulated
                                Shares         Amount    of Par Value        Deficit
                              -----------      ------    -----------       -----------
Balance January 31, 1996      10,753,252       $10,754    $9,129,970      $(7,466,396)

Loss for Three Months
  Ended April 30, 1996             --            --             --         (  426,394)
                              -----------      -------    ----------      -----------

Balance - April 30, 1996      10,753,252       $10,754    $9,129,970      $(7,892,790)
                              ===========      =======    ==========      ===========


3)  SUBSEQUENT EVENTS:
    -----------------

    On June 6, 1996, the Company sold its investment in Concentric Network Corporation for approximately $1,020,000. The Company will report a capital gain in its second quarter of approximately $675,000 as a result of this transaction.

                              LINKON CORPORATION
                              ------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ----------------------------------------------

Net Loss
- --------

The Company reported a net loss of $426,394 for the first three months of fiscal 1997 as compared to a net loss of $292,670 for the same period during the prior year. This was due to decreased sales levels resulting from a delay in the release of the Company's FC4000/TM/ Maestro/TM/ System, which was partially offset by planned decreases in operating expenses. While the net loss on a period to period comparison increased 46%, the net loss decreased 59% from the previous quarter ended January 31, 1996.

Revenues
- --------

For the three months ended April 30, 1996 revenues decreased approximately $301,500 from the three month period ended April 30, 1995, a decrease of 43%. This was entirely the result of decreased sales of the Company's products resulting from a delay in the release of the Company's FC4000/TM/ Maestro/TM/ System. Revenues for the three months ended April 30, 1996 increased approximately $167,000 from the three month period ended January 31, 1996, an increase of 70%.

During the three months ended April 30, 1996, the Company added a new Vice President of Operations. No change was made to the administrative staff during the three months ended April 30, 1996. As the Company grows or as finances will permit, additional sales, administrative, technical and customer service staff will be hired. Subject to adequate financing, efforts have been made and implemented to maintain a streamlined operation utilizing external support arrangements where practicable or necessary.

Cost of sales
- -------------

Cost of goods sold, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, constituted approximately 43% and 38% of revenues for the three months ended April 30, 1996 and 1995 respectively. Management attributes the change in cost of goods sold to the changes in the mixture of products sold. The Company anticipates that its cost of goods sold will remain in the 30-40% of revenues range. The cost of goods sold varies with each product line, with software having little or no material cost (approximately 5-10%). The primary costs incurred by the Company are for materials and equipment relating to its hardware products, which also carry lower profit margins than the Company's software products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management. Management anticipates opportunities for increased gross profit from research and development projects aimed at increasing efficiency while decreasing cost. Gross profit margins for the Company's hardware and software products, currently in the 55% - 65% range, may not, however, materially change with increased revenues (notwithstanding anticipated lower costs of production), due to anticipated increased market competition.

Selling, General and Administrative Expenses
- --------------------------------------------

Selling, general and administrative expenses decreased 11% from approximately $533,000 to approximately $472,000 from April 30, 1995 to April 30, 1996. Management attributes this decrease in selling, general and administrative expenses to planned reductions in operating expenses including the closing of the Company's New York City office. Selling, general and administrative expenses for the three months ended April 30, 1996 and 1995 constituted approximately 117% and 75% of sales for such periods, respectively. This increase for fiscal 1997 when compared with fiscal 1996 was due primarily to reduced sales levels, which was partially offset by the reduction of expenses.

Research, Development and Software
- ----------------------------------

The Company incurred research, development and software costs of approximately $158,000 and $323,000 for the three month periods ended April 30, 1996 and 1995 respectively. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. The Company expects research, development and software costs to increase in future periods as finances permit.

Liquidity and Capital Resources
- -------------------------------

To date, the Company has funded operations principally from receipt of proceeds from the private placements of debt and equity securities, the exercise of warrants, interest income earned from the investment of the proceeds in interest earning assets and revenues from operations. As a result of a delay in the release of the Company's new Maestro/TM/ system, the Company's revenues and cash flow took a marked drop in the second half of fiscal 1996. The Company is still feeling the effects of this delay, but anticipates that the current year's operations will provide the Company with sufficient operating capital to meet the Company's obligations.

On June 6, 1996, the Company sold its investment in Concentric Network Corporation for approximately $1,020,000. The Company will report a capital gain in its second quarter of approximately $675,000 as a result of this transaction.

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

                         PART 1.   FINANCIAL INFORMATION     EXHIBIT I
                         -------------------------------

                              LINKON CORPORATION
                              ------------------

                       CALCULATION OF EARNINGS PER SHARE
                       ---------------------------------
                                  (Unaudited)


                                       Three Months       Three Months
                                           Ended              Ended
                                      April 30, 1996     April 30, 1995
                                      --------------     --------------

Loss for the Period                       $( 426,394)         $(292,670)
                                          ==========          =========

Weighted Number of Shares Outstanding     10,753,252          8,599,716
                                          ==========          =========

Loss Per Share:                           $     (.04)         $    (.03)
                                          ==========          =========

                              LINKON CORPORATION
                              ------------------

                          PART II.  OTHER INFORMATION
                          ---------------------------




Item 1.  Legal Proceedings
         -----------------

            None.

Item 2.  Changes in Securities
         ---------------------

            None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

            None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

            Not applicable.

Item 5.  Other Information
         -----------------

            None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

            a. Exhibit - Calculation of Earnings per Share - Exhibit I.

            b. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended April 30, 1996.

                              LINKON CORPORATION
                              ------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         LINKON CORPORATION
                                                         Registrant


DATED:    June 11, 1996                             /s/ Lee W. Hill
                                                   ----------------------------
                                                   BY:  LEE W. HILL
                                                   CHIEF EXECUTIVE  OFFICER


DATED:    June 11, 1996                             /s/ Kenneth S. Weiner
                                                   ----------------------------
                                                   BY:  KENNETH S. WEINER
                                                   CHIEF FINANCIAL  OFFICER

                              LINKON CORPORATION
                              ------------------

                               INDEX TO EXHIBITS
                               -----------------

            c. Exhibits

            Exhibit
               No.       Description of Document
            -------      -----------------------
               27         Financial Data Schedule for the period ended
                          April 30, 1996