Form 10QSB
period 1996-07-31
LINKON CORP
filed 1996-08-27
CIK 833203

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  July 31, 1996
                                        -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

           Commission File Number 0-19705

                              LINKON CORPORATION
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

                                (203) 319-3175
                                --------------
               (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X            No
    -------            -------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                          Outstanding at August 8, 1996
- ---------------------------------          -----------------------------
Common Stock, Par Value $.001 Per Share            10,753,252
                                                   ==========

Transitional Small Business Disclosure Format (Check one):
  Yes      ;  No   X
      -----      -----

                              LINKON CORPORATION

                                  FORM 10-QSB

                               QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED JULY 31, 1996


                                                                Page to Page
                                                                ------------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

             Balance Sheet - July 31, 1996 and 1995
               and January 31, 1996                             3 - 4

             Statements of Operations - Six Months
               Ended July 31, 1996 and 1995                     5

             Statements of Operations - Three Months
               Ended July 31, 1996 and 1995                     6


             Statements of Cash Flows - Six Months
               Ended July 31, 1996 and 1995                     7

             Notes to Financial Statements                      8

Item 2.   Management's Discussion and Analysis of the
             Financial Condition and Results of Operations      9 - 10


PART II.  Other Information                                     11

             Signatures                                         12

             Exhibit Index                                      13

             Calculation of Earnings per Share                  14

             Financial Data Schedule                            15

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)



                                  A S S E T S
                                  -----------

                                                JULY 31,         JULY 31,            JANUARY 31
                                                  1996            1995                  1996
                                                --------         --------            ----------
CURRENT ASSETS
- --------------
  Cash and Cash Equivalents                   $  357,258      $   175,636           $  522,569
  Certificate of Deposit                          65,838           62,065               63,934
  Accounts Receivable (Net of Allowance)         424,527        1,093,904              611,387
  Notes Receivable                                51,000           51,000               51,000
  Other Receivables                               21,852           67,014               51,213
  Inventory                                      778,143          872,692              888,655
  Prepaid Expenses                                78,200           38,039               27,406
                                              ----------      -----------           ----------

       Total Current Assets                    1,776,818        2,360,350            2,216,164
                                              ----------      -----------           ----------

MACHINERY & EQUIPMENT
- ---------------------
  Machinery & Equipment, at cost               1,060,166          928,175            1,046,008
  Equipment under Capital Leases                 156,965          156,965              156,965
                                              ----------      -----------           ----------
                                               1,217,131        1,085,140            1,202,973
  Less:  Accumulated Depreciation                777,505          612,274              696,283
                                              ----------      -----------           ----------
       Machinery & Equipment, Net                439,626          472,866              506,690
                                              ----------      -----------           ----------

OTHER ASSETS
- ------------
  Software (Net of Amortization)                 962,130          847,135              928,148
  Investments, at cost                            34,613          375,182              375,182
  Prepaid Financing Costs                         33,985           44,442               39,213
  Deferred Offering Costs                           --             49,019                 --
  Security Deposits                                7,695           25,915               19,931
  Organization Costs (Net of
    Amortization)                                   --               --                   --
                                              ----------      -----------           ----------

       Total Other Assets                      1,038,424        1,341,693            1,362,474
                                              ----------      -----------           ----------
                                              $3,254,867       $4,174,909           $4,085,328
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

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 (Unaudited)



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                JULY 31,       JULY 31,      JANUARY 31,
                                                  1996           1995           1996
                                                --------       --------      -----------
CURRENT LIABILITIES
- -------------------
  Accounts Payable                            $  326,524     $  699,174      $1,004,125
  Bank Loan Payable                               52,730         30,000          30,230
  Taxes Payable                                    8,108         15,035          18,108
  Capital Leases Payable -
    Current Portion                                 --              338            --
  Interest Payable                               143,750        110,806         100,000
  Officers' Salary Payable                         7,272          7,272           7,272
                                              ----------     ----------      ----------
      Total Current Liabilities                  538,383        862,625       1,159,735
                                              ----------     ----------      ----------

LONG TERM LIABILITIES
- ---------------------
  Notes Payable, Net                           1,215,274      1,283,988       1,251,265
                                              ----------     ----------      ----------

       Total Long Term Liabilities             1,215,274      1,283,988       1,251,265
                                              ----------     ----------      ----------

COMMITMENTS AND CONTINGENCIES                       --             --              --
- -----------------------------

STOCKHOLDERS' EQUITY
- --------------------
  Common Stock, $.001 Par Value,
    25,000,000 shares authorized,
    10,753,252 shares issued and
    outstanding (1996),
    9,452,002 shares issued and
    outstanding (1995)                            10,754          9,452          10,754
  Capital in Excess of Par Value               9,129,970      7,816,636       9,129,970
  Retained Earnings (Accumulated Deficit)     (7,639,514)    (5,797,792)     (7,466,396)
                                              ----------     ----------      ----------
        Total Stockholders' Equity             1,501,210      2,028,296       1,674,328
                                              ----------     ----------      ----------
                                              $3,254,867     $4,174,909      $4,085,328
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

                     LINKON CORPORATION AND SUBSIDIARY
                     ---------------------------------

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
                                  (Unaudited)

                                               SIX MONTHS        SIX MONTHS
                                             ENDED JULY 31,    ENDED JULY 31,
                                                  1996              1995
                                               ----------        ----------
Revenues                                      $  864,981        $  980,897

Cost of Goods Sold                               377,083           477,752
                                              ----------        ----------
Gross Margin On Sales                            487,898           503,145
                                              ----------        ----------
Selling, General and
  Administrative Expenses                        967,719         1,211,388

Research and Development                         274,975           345,479
                                              ----------        ----------

                                               1,242,694         1,556,867
                                              ----------        ----------

Operating Loss                                 ( 754,796)       (1,053,722)
                                              ----------        ----------

OTHER INCOME (EXPENSE)
- ----------------------
  Interest Income                                  4,163             4,641
  Recovery of Bad Debt                            22,400              --
  Gain (Loss) on Foreign Currency
    Translation                                (     445)              972
  Gain on Sale of Marketable Securities          679,909              --
  Interest Expense                             ( 118,826)         ( 79,775)
                                              ----------        ----------
                                                 587,201          ( 74,162)
                                              ----------        ----------
Loss Before Income Taxes                       ( 167,595)       (1,127,884)
Income Taxes                                       5,523              --
                                              ----------        ----------
Net Loss                                      $( 173,118)      $(1,127,884)
                                              ==========        ==========

Loss Per Share                                $     (.02)       $     (.13)
                                              ==========        ==========

Weighted Average Number of Shares
  Outstanding                                 10,753,252         8,820,073
                                              ==========        ==========

Fully Diluted Loss Per Share                  $     (.02)       $     (.13)
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

                     LINKON CORPORATION AND SUBSIDIARY
                     ---------------------------------

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   -------------------------------------
                                 (Unaudited)


                                               THREE MONTHS      THREE MONTHS
                                              ENDED JULY 31,    ENDED JULY 31,
                                                   1996             1995
                                              --------------    --------------
Revenues                                      $  460,768        $  275,203

Cost of Goods Sold                               201,823           207,383
                                              ----------        ----------
Gross Margin On Sales                            258,945            67,820
                                              ----------        ----------
Selling, General and
  Administrative Expenses                        495,943           678,604

Research and Development                         134,519           174,721
                                              ----------        ----------

                                                 630,462           853,325
                                              ----------        ----------

Operating Loss                                 ( 371,517)         (785,505)
                                              ----------        ----------

OTHER INCOME (EXPENSE)
- ----------------------
  Interest Income                                  2,532             1,801
  Recovery of Bad Debt                            22,400              --
  Gain (Loss) on Foreign Currency
    Translation                                (     228)            (  98)
  Gain on Sale of Marketable
    Securities                                   679,909              --
  Interest Expense                             (  79,820)         ( 51,412)
                                              ----------        ----------
                                                 624,793          ( 49,709)
                                              ----------        ----------
Loss Before Income Taxes                         253,276          (835,214)
Income Taxes                                        --                --
                                              ----------        ----------
Net Income (Loss)                             $  253,276        $ (835,214)
                                              ==========        ==========

Income (Loss) Per Share                       $      .02        $     (.09)
                                              ==========        ==========

Weighted Average Number of Shares
  Outstanding                                 10,753,252         9,033,048
                                              ==========        ==========

Fully Diluted Income (Loss) Per Share         $      .02        $     (.09)
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

                      LINKON CORPORATION AND SUBSIDIARY
                      ---------------------------------

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                (Unaudited)

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
               ------------------------------------------------

                                                        SIX  MONTHS ENDED JULY 31,
                                                          1996               1995
                                                        ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------
  Net Income (Loss)                                     $(  173,118)     $(1,127,884)
  Add: Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
  Depreciation & Amortization                                83,691           85,063
  Gain on Sale of Marketable Securities                  (  679,909)            --
     Changes in Assets and Liabilities:
  Increase in Certificate of Deposit                     (    1,904)      (    2,065)
  (Increase) Decrease in Accounts Receivable                186,860       (  166,837)
  (Increase) Decrease in Other Receivables                   29,361           30,245
  (Increase) Decrease in Inventory                          110,512          241,517
  (Increase) Decrease in Prepaid Expense                 (   50,794)         (26,593)
  Increase in Software                                   (   33,982)      (  127,371)
  Increase in Prepaid Financing Costs                         5,228             --
  Increase in Deferred Offering Costs                          --         (   20,000)
  (Increase) Decrease in Security Deposits                   12,236       (      235)
  Increase (Decrease) in Accounts Payable                (  677,601)      (  101,055)
  Increase (Decrease) in Officers Salary
    Payable                                                    --         (       60)
  Increase in Interest Payable                               43,750           67,047
  Increase (Decrease) in Taxes Payable                   (   10,000)           2,840
                                                         ----------       ----------
Net Cash Used in Operating Activities                    (1,155,670)      (1,145,388)
                                                         ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
- -------------------------------------
Cash Paid to Purchase Equipment                          (   14,158)      (   98,600)
Proceeds from Sale of Marketable Securities               1,020,000             --
Investment in Non-Marketable Securities                  (      483)      (      357)
                                                         ----------       ----------
Net Cash Provided by (Used in) Investing Activities       1,005,359       (   98,957)
                                                         ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
- -------------------------------------
  Proceeds from Sale of Common Stock                           --            833,766
  Principal Payments on Debt                             (   15,000)            --
  Principal Payments Under Capital Lease Obligations           --         (    6,245)
                                                         ----------       ----------
Net Cash Provided by (Used in) Financing Activities      (   15,000)         827,521
                                                         ----------       ----------

Net Increase (Decrease) in Cash                          (  165,311)      (  416,824)

Cash and Cash Equivalents at Beginning of Year              522,569          592,460
                                                         ----------       ----------

Cash and Cash Equivalents at End of Period               $  357,258       $  175,636
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

                             LINKON CORPORATION
                             ------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

                               JULY 31, 1996
                               -------------


1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1996 and 1995, and January 31, 1996, and the results of operations for the six month and three month periods ended July 31, 1996 and 1995 and cash flows for the six month periods ended July 31, 1996 and 1995.

        The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements in the Linkon Corporation. Annual Report - January 31, 1996.

2)  ANALYSIS  OF STOCKHOLDERS' EQUITY:
    ---------------------------------

                                                           Capital
                             Outstanding                 in Excess        Accumulated
                               Shares         Amount    of Par Value        Deficit
                             ----------       -------   ------------     -----------
Balance January 31, 1996     10,753,252       $10,754    $9,129,970      $(7,466,396)

Loss for Six Months
  Ended July 31, 1996              --            --            --         (  173,118)
                             ----------       -------    ----------      -----------
Balance - July 31, 1996      10,753,252       $10,754    $9,129,970      $(7,639,514)
                             ==========       =======    ==========      ===========

                               LINKON CORPORATION
                               ------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


NET INCOME (LOSS)
- -----------------

The Company reported a net loss of $117,118 for the first six months of fiscal 1997 as compared to a net loss of $1,127,884 for the same period during the prior year. This was primarily due to the sale of the Company's investment in Concentric Network Corporation which resulted in a $680,000 capital gain and a $314,000 reduction in operating expenses. For the second quarter ended July 31, 1996, the Company reported net income of $253,276 compared to a net loss of $835,214 for the same period during the prior year. This was the result of increased sales of 67%, reduced expenses of 26% and the Company's sale of its investment in Concentric Network Corporation.

REVENUES
- --------

For the six months ended July 31, 1996 revenues decreased approximately $116,000 from the six month period ended July 31, 1995, a decrease of 12%. This was partially the result of decreased sales of the Company's products resulting from a delay in the release of the Company's Maestro (TM) System. Revenues for the three months ended July 31, 1996 increased approximately $185,500 from the three month period ended July 31, 1995, an increase of 67%. This is primarily as a result of the Maestro (TM) System sales beginning in May 1996.

During the six months ended July 31, 1996, the Company added a new Vice President of Operations. As the Company grows or as finances will permit, additional sales, administrative, technical and customer service staff will be hired. Subject to adequate financing, efforts have been made and implemented to maintain a streamlined operation utilizing external support arrangements where practicable or necessary.

COST OF SALES
- -------------

Cost of goods sold, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, constituted approximately 44% and 49% of revenues for the six months ended July 31, 1996 and 1995 respectively. Management attributes the change in cost of goods sold to the changes in the mixture of products sold. The Company anticipates that its cost of goods sold will remain in the 35-45% of revenues range. The cost of goods sold varies with each product line, with software having little or no material cost (approximately 5-10%). The primary costs incurred by the Company are for materials and equipment relating to its hardware products, which carry lower profit margins than the Company's software products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management. Management anticipates opportunities for increased gross profit from research and development projects aimed at increasing efficiency while decreasing cost. Gross profit margins for the Company's hardware and software products, currently in the 55% - 65% range, may not, however, materially change with increased revenues (notwithstanding anticipated lower costs of production), due to anticipated increased market competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

Selling, general and administrative expenses decreased $243,000, or 20% for the 6 months ended July 31, 1996 compared to the same period in the prior year. Management attributes this decrease in selling, general and administrative expenses to planned reductions in operating expenses including the closing of the Company's New York City office. Selling, general and administrative expenses for the six months ended July 31, 1996 and 1995 constituted approximately 123% and 112% of sales for such periods, respectively. For the three months ended July 31, 1996 and 1995 selling, general and administrative expenses constituted 108% and 246% of sales for such periods, respectively. This decrease for the first 3 months of 1997 when compared with the first 3 months of 1996 was due primarily to the planned reduction of expenses.

RESEARCH, DEVELOPMENT AND SOFTWARE
- ----------------------------------

The Company incurred research, development and software costs of approximately $275,000 and $345,000 for the six month periods ended July 31, 1996 and 1995 respectively. Management attributes this decrease in cost to planned restructuring of research, development and software resources. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. The Company expects research, development and software costs to increase in future periods as finances permit.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

To date, the Company has funded operations principally from receipt of proceeds from the private placements of debt and equity securities, the exercise of warrants, the sale of marketable securities, interest income earned from the investment of the proceeds in interest earning assets and revenues from operations. As a result of a delay in the release of the Company's new Maestro
(TM) system, the Company's revenues and cash flow took a marked drop in the second half of fiscal 1996. The Company is still feeling the effects of this delay, but anticipates that the current year's operations will provide the Company with sufficient operating capital to meet the Company's obligations.

On June 6, 1996, the Company sold its investment in Concentric Network Corporation for $1,020,000. The Company reported a capital gain in its second quarter of approximately $680,000 as a result of this transaction.

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

Item 5.  Other Information
         -----------------

            None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

            a. Exhibits

               11. Calculation of Earnings per Share (1)

               27. Financial Data Schedule (2)
               -------
               (1) Submitted electronically.

               (2) Submitted electronically for information only and not filed.

            b. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended July 31, 1996.

                              LINKON CORPORATION
                              ------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         LINKON CORPORATION
                                                         ------------------
                                                         Registrant


DATED:    August 15, 1996                          /s/ Lee W. Hill
                                                   -----------------------------
                                                   BY:  LEE W. HILL
                                                   CHIEF EXECUTIVE OFFICER


DATED:    August 15, 1996                         /s/  Thomas V. Cerabona
                                                  ------------------------------

                                                  BY:   THOMAS V. CERABONA
                                                  VICE PRESIDENT OF OPERATIONS

Index to Exhibits

            Exhibit
               No.       Description of Document
            -------      -----------------------
               11        Calculation of Earnings per Share (1)

               27        Financial Data Schedule for the period ended
                         July 31, 1996 (2)
               --------
               (1) Submitted electronically.

               (2) Submitted electronically for information only and not filed.