Form 10QSB
period 1996-10-31
LINKON CORP
filed 1996-12-12
CIK 833203

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED   OCTOBER 31, 1996
                                             ----------------


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

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES     X
                                                               ---------
NO  ________

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

             CLASS                           OUTSTANDING AT NOVEMBER 8, 1996
---------------------------------            -------------------------------
COMMON STOCK, PAR VALUE $.001 PER SHARE              10,753,252
                                                     ==========

TRANSITIONAL (SMALL BUSINESS DISCLOSURE FORMAT CHECK ONE):
  YES      ;  NO    X
     -----        ------

                                LINKON CORPORATION

                                   FORM 10-QSB

                                 QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1996


                                                              Page to Page
                                                              ------------

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:
             Balance Sheet - October 31, 1996 and 1995
               and January 31, 1996                           3 - 4

             Statements of Operations - Nine Months
               Ended October 31, 1996 and 1995                5

             Statements of Operations - Three Months
               Ended October 31, 1996 and 1995                6


             Statements of Cash Flows - Nine Months
               Ended October 31, 1996 and 1995                7

             Notes to Financial Statements                    8

Item 2.   Management's Discussion and Analysis of the
             Financial Condition and Results of Operations    9 - 10

             Exhibit I - Calculation of Earnings per Share    11

PART II.  Other Information                                   12 - 13

             Signatures                                       14

             Financial Data Schedule                          15


                        LINKON CORPORATION AND SUBSIDIARY
                        ---------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (UNAUDITED)


                               A S S E T S
                               -----------


                                          OCTOBER 31,   OCTOBER 31,  JANUARY 31,

                                               1996        1995        1996
                                              ------      ------      ------

CURRENT ASSETS
--------------
  Cash and Cash Equivalents                 $  133,064  $  569,664  $  522,569
  Certificate of Deposit                        66,808      62,993      63,934
  Accounts Receivable (Net of Allowance)       900,129   1,113,871     611,387
  Notes Receivable                              51,000      51,000      51,000
  Other Receivables                             29,019      63,475      51,213
  Inventory                                  1,090,218     840,997     888,655
  Prepaid Expenses                              54,200      61,253      27,406
                                            ----------  ----------  ----------


       Total Current Assets                  2,324,438   2,763,253   2,216,164
                                            ----------  ----------  ----------

MACHINERY & EQUIPMENT
---------------------
  Machinery & Equipment, at cost             1,061,500     941,935   1,046,008
  Equipment under Capital Leases               156,965     156,965     156,965
                                            ----------  ----------  ----------

                                             1,218,465   1,098,900   1,202,973

  Less:  Accumulated Depreciation              818,006     654,278     696,283
                                            ----------  ----------  ----------

       Machinery & Equipment, Net              400,459     444,622     506,690
                                            ----------  ----------  ----------

OTHER ASSETS
------------
  Software (Net of Amortization)               989,885     891,669     928,148
  Investments, at cost                          34,613     375,182     375,182
  Prepaid Financing Costs                       31,371      41,828      39,213
  Deferred Offering Costs                         --          --          --
  Security Deposits                              7,696      32,811      19,931
  Organization Costs (Net of
    Amortization)                                 --          --          --

    Total Other Assets                       1,063,565   1,341,490   1,362,474
                                            ----------   ---------   ---------

                                            $3,788,462  $4,549,365   $4,085,328
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

                        LINKON CORPORATION AND SUBSIDIARY
                        ---------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (UNAUDITED)



                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------


                                           OCTOBER 31,  OCTOBER 31,  JANUARY 31,
                                              1996        1995         1996
                                           -----------  -----------  -----------

CURRENT LIABILITIES
-------------------
  Accounts Payable                          $  962,274     $409,060   $1,004,125
  Bank Loan Payable                             45,229         --         30,230
  Taxes Payable                                 14,928       17,306       18,108
  Capital Leases Payable -
    Current Portion                               --            338         --
  Interest Payable                             133,750       76,639      100,000
  Accrued Expenses                              59,757        7,272        7,272
                                            ----------     --------   ----------
      Total Current Liabilities              1,215,938      510,615    1,159,735
                                            ----------     --------   ----------

LONG TERM LIABILITIES
---------------------
 Notes Payable, Net                          1,262,903    1,310,367    1,251,265
                                             ---------    ---------    ---------

    Total Long Term Liabilities              1,262,903    1,310,367    1,251,265
                                             ---------    ---------    ---------


COMMITMENTS AND CONTINGENCIES                     --           --           --
-----------------------------

STOCKHOLDERS' EQUITY
--------------------
  Common Stock, $.001 Par Value,
    25,000,000 shares authorized,
    10,753,252 shares issued and
    outstanding                                  10,754      10,753       10,754
  Capital in Excess of Par Value              9,129,970   9,129,970    9,129,970
  Retained Earnings (Accumulated Deficit)    (7,831,103) (6,412,340)  (7,466,396)
                                             ----------  ----------   ----------
        Total Stockholders' Equity            1,309,621   2,728,383    1,674,328
                                             ----------  ----------   ----------
                                             $3,788,462  $4,549,365   $4,085,328
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

                        LINKON CORPORATION AND SUBSIDIARY
                        ---------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)


                                                 NINE MONTHS         NINE MONTHS
                                              ENDED OCTOBER 31,   ENDED OCTOBER 31,
                                                     1996               1995
                                              ------------------  ------------------

Gross Revenues                                      $ 2,117,127         $ 1,181,010
                                                    -----------         -----------

Cost of Goods Sold - Product                          1,049,999             572,155
                   - Software amortization              170,649             142,380
                                                    -----------         -----------

                                                      1,220,648             714,535
                                                    -----------         -----------

Gross Margin On Sales                                   896,479             466,475
                                                    -----------         -----------

Selling, General and
  Administrative Expenses                             1,341,009           1,577,118

Research and Development                                409,858             522,365
                                                    -----------         -----------

                                                      1,750,867           2,099,483
                                                    -----------         -----------

Operating Loss                                        ( 854,388)         (1,633,008)
                                                    -----------         -----------

OTHER INCOME (EXPENSE)
----------------------
  Interest Income                                         5,938              10,318
  Recovery of Bad Debt                                   22,400                --
  Gain (Loss) on Foreign Currency
    Translation                                       (     445)                635
  Gain on Sale of Securities                            679,909                --
  Interest Expense                                    ( 212,598)           (118,806)
                                                    -----------         -----------
                                                        495,204            (107,853)
                                                    -----------         -----------
Loss Before Income Taxes                              ( 359,184)         (1,740,861)
Income Taxes                                              5,523               1,571
                                                    -----------         -----------
Net Loss                                            $ ( 364,707)        $(1,742,432)
                                                    ===========         ===========

Loss Per Share                                            $(.03)              $(.19)
                                                    ===========         ===========

Weighted Average Number of Shares
  Outstanding                                        10,753,252           9,037,797
                                                    ===========         ===========

Fully Diluted Loss Per Share                              $(.03)              $(.19)
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

                        LINKON CORPORATION AND SUBSIDIARY
                        ---------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)


                                            THREE MONTHS        THREE MONTHS
                                         ENDED OCTOBER 31,   ENDED OCTOBER 31,
                                                1996              1995
                                         ------------------  -----------------

Gross Revenues                                 $ 1,252,146          $  200,113
                                               -----------          ----------

Cost of Goods Sold - Product                       672,916              94,403
                   - Software amortization          56,883              47,460
                                               -----------          ----------

                                                   729,799             141,863
                                               -----------          ----------

Gross Margin On Sales                              522,347              58,250
                                               -----------          ----------

Selling, General and
 Administrative Expenses                           487,056             460,650

Research and Development                           134,883             176,886
                                               -----------          ----------

                                                   621,939             637,536
                                               -----------          ----------

Operating Loss                                   (  99,592)           (579,286)
                                               -----------          ----------

OTHER INCOME (EXPENSE)
----------------------
 Interest Income                                     1,775               5,677
 Gain (Loss) on Foreign Currency
  Translation                                            0               ( 337)
 Interest Expense                                (  93,772)           ( 39,031)
                                               -----------          ----------
                                                 (  91,997)           ( 33,691)
                                               -----------          ----------
Loss Before Income Taxes                         ( 191,589)           (612,977)
Income Taxes                                          --                 1,571
                                               -----------          ----------
Net Income (Loss)                              $ ( 191,589)         $ (614,548)
                                               ===========          ==========

Income (Loss) Per Share                              $(.02)              $(.06)
                                               ===========          ==========

Weighted Average Number of Shares
 Outstanding                                    10,753,252           9,466,146
                                               ===========          ==========

Fully Diluted Income (Loss) Per Share                $(.02)              $(.06)
                                               ===========          ==========



The accompanying notes to consolidated financial statements are an integral part of this report.

                        LINKON CORPORATION AND SUBSIDIARY
                        ---------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                         NINE  MONTHS ENDED OCTOBER 31,
                                                             1996           1995
                                                        ---------------  --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------
  Net Income (Loss)                                        $(  364,707)     $(1,742,432)
  Add: Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
  Depreciation & Amortization                                  304,009          268,392
  Gain on Sale of Securities                                (  679,909)            --
     Changes in Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable                (  288,742)      (  186,804)
  (Increase) Decrease in Other Receivables                      22,194           33,784
  (Increase) Decrease in Inventory                          (  201,563)         273,212
  (Increase) Decrease in Prepaid Expense                    (   26,794)      (   49,807)
  Increase in Software                                      (  232,386)      (  314,285)
  Increase in Deferred Offering Costs                            7,842           29,019
  (Increase) Decrease in Security Deposits                      12,235       (    7,131)
  Increase (Decrease) in Accounts Payable                   (   41,851)      (  391,169)
  Increase (Decrease) in Accrued Expenses
    Payable                                                     52,485        (      60)
  Increase in Interest Payable                                  33,750           32,928
  Increase (Decrease) in Taxes Payable                      (    3,180)           5,111
                                                           -----------      -----------
Net Cash Used in Operating Activities                       (1,406,617)      (2,049,242)
                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Cash Paid to Purchase Equipment                             (   15,492)      (  112,360)
Proceeds from Sale of Securities                             1,020,000             --
Investment in Non-Marketable Securities                            479       (      357)
                                                           -----------      -----------
Net Cash Provided by (Used in) Investing Activities          1,004,987       (  112,717)
                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Proceeds from Sale of Common Stock                              --          2,148,401
  Borrowings(Payments) on Bank Debt                             14,999             --
  Principal Payments Under Capital Lease Obligations              --         (    6,245)
                                                           -----------      -----------

Net Cash Provided by (Used in) Financing Activities             14,999        2,142,156
                                                           -----------      -----------

Net Increase (Decrease) in Cash                             (  386,631)      (   19,803)

Cash and Cash Equivalents at Beginning of Period               586,503          652,460
                                                           -----------      -----------

Cash and Cash Equivalents at End of Period                 $   199,872      $   632,657
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

                                LINKON CORPORATION
                                ------------------

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

                                 OCTOBER 31, 1996
                                 ----------------


1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1996 and 1995, and January 31, 1996, and the results of operations for the nine month and three month periods ended October 31, 1996 and 1995 and cash flows for the nine month periods ended October 31, 1996 and 1995.

          The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements in the Linkon Corporation. Annual Report
- January 31, 1996.

2)  ANALYSIS  OF STOCKHOLDERS' EQUITY:
    ---------------------------------

                                           Capital
                              Outstanding        in Excess        Accumulated
                                Shares     Amount   of Par Value   Deficit
                              -----------  -------  ------------  ------------

Balance January 31, 1996       10,753,252  $10,754    $9,129,970  $(7,466,396)

Loss for Nine Months
  Ended October 31, 1996             --       --            --     (  364,707)
                              -----------  -------  ------------  -----------
Balance - October 31, 1996     10,753,252  $10,754    $9,129,970  $(7,831,103)
                              -----------  -------  ------------  -----------

3) RECLASSIFICATION OF THE AMORTIZATION OF CAPITALIZED SOFTWARE COSTS:
  --------------------------------------------------------------------

During the quarter ending October 31,1996 the Company reclassified the amortization of capitalized software costs from the Research & Development category to Cost of Goods Sold. Due to this reclassification the Company has restated all financial statements being presented to take account of this reclassification for prior periods. This reclassification had no effect on the results of operations or net loss being reported on the income statements being presented. All information provided in the following Management's Discussion and Analysis of Financial Condition and Results of Operations is being presented after taking into consideration this reclassification.

4)  EMPLOYEE STOCK OPTIONS:
   ------------------------

On May 1, 1996 the Company granted 697,400 incentive stock options to employees and directors. These options are exerciseable at $0.75 per share until April 30, 2006. The options will qualify for incentive stock option treatment under the Internal Revenue Code of 1986 if the Company's 1996 Stock Option and Performance Incentive Plan is approved by the Company's stockholders at the next annual meeting of stockholders; if stockholders fail to approve the option plan, these options will be treated as non-statutory stock options. There is no compensation recorded as a result of the grant of these options as the Company is following accounting prescribed in APB Opinion # 25 since the stock price at the time of the grant was $0.75 per share.

5)  FINANCING OF OPERATIONS:
   -------------------------

See Management's Discussion and Analysis- Liquidity and Capital Resources as to the Company's need for additional capital and any plans for the future financing of its operations.

                               LINKON CORPORATION
                               ------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

NET INCOME (LOSS)
-----------------

The Company reported a net loss of $364,707 for the first nine months of fiscal 1997 as compared to a net loss of $1,742,432 for the same period during the prior year. This improvement in the net loss reported by the Company was due to several factors.

During the quarter ending July 31, 1996 the Company sold its stock investment in Concentric Network Corporation for $1,020,000 and recognized a gain of $679,909, which has been included in net income.

Revenues for the nine months ended October 31, 1996 were $2,117,127 as compared to $1,181,010 for the same nine months in the prior year. This represented a 79% increase in revenues for that period. Gross margins increased from 39.5% to 42.34% for the nine month periods. The additional revenue generated a $430,004 contribution to the gross margin.

Selling, general and administrative expenses decreased from $1,577,118 in the first nine months of fiscal year 1996 to $1,341,009 in the same nine months of fiscal year 1997. This represented a 15% decrease from period to period, as discussed more fully under the section entitled "Selling, General and Administrative Expenses" below.

For the three months ended October 31, 1996 the Company reported a net loss of $191,589 as compared to a net loss of $614,548 for the three months ending October 31,1995. This decrease in net loss was due primarily to a 525% increase in revenues for the quarter ending October 31,1996, as discussed more fully below.

REVENUES
--------

For the nine months ended October 31, 1996 revenues increased $936,117 from the nine month period ended October 31, 1995, an increase of 79%. This increase was due mainly to increased shipments to AT&T and CAT Technologies. The Company received a $2.4M contract from AT&T for product to be shipped by December
31, 1996. Shipments to AT&T for October 1996 totalled $741,987 with $874,020 and $790,920 of product to be shipped in November and December, respectively. Revenues for the three month period ended October 31,1996 increased $1,052,033 from the three month period ended October 31, 1995, an increase of 525%. This increase was due mainly to increased shipments to AT&T and CAT Technologies.

The Company continues to concentrate on developing and expanding its customer base and is currently working on several new projects for other major customers which it anticipates will diversify its customer base and increase revenues in the near and long-term. While the certainty of these new projects becoming future revenues for the Company cannot be measured at this point in time, the management of the Company is encouraged by the enquiries it is receiving concerning its products. Order backlog for the period ended 10/31/96 was $1,777,324, representing products scheduled to be shipped during the fourth fiscal quarter.

During the Company's third fiscal quarter, the Company secured a $2.4M contract with AT&T. While this contract will be completed by December 31, 1996, the Company will continue to work towards maintaining a positive and continuing relationship with AT&T, as well as its other current customers.

The Company is also currently developing new strategies to promote and market its products in the computer and telecommunications industries. These new strategies are still under development and discussion. It is envisioned that as they are implemented over the next few quarters they will give greater exposure to the Company's products in the marketplace and lead to additional opportunities to generate additional revenues for the Company.

During the first fiscal quarter, the Company added a new Vice President of Operations. As the Company grows and as finances permit, additional sales, administrative, technical and customer service staff will be hired for the purpose of increasing revenues. Programs have been designed and implemented to maintain a streamlined operation utilizing external support resources where practicable or necessary.

COST OF GOODS SOLD
------------------

Cost of goods sold, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, constituted approximately 57.66% and 60.50% of revenues for the nine months ended October 31, 1996 and 1995 respectively.

Cost of goods sold for the three months ended October 31,1996 and 1995 constituted approximately 58.28% and 70.89%, respectively.

The primary costs incurred by the Company included in cost of goods sold are materials and equipment relating to its hardware products, which carry lower profit margins than the Company's software products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management.

Management attributes the change in cost of goods sold to the changes in the mixture of its hardware and software products sold, and to highly competitive pricing associated with the $2.4M AT&T purchase order.

While management continues to believe that its products can be sold with a less than 45% cost of goods sold, management also realizes the need to gain market share for its products and will, for the near term, be aggressive in its pricing policy. However, management also believes that the cost of sales will go down as customers begin to order enhanced software features which carry higher gross margins than the company's hardware products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses decreased $236,109 or 15% for the nine months ended October 31, 1996 compared to the same period in the prior fiscal year. Management attributes this decrease in selling, general and administrative expenses to planned reductions in operating expenses including the closing of the Company's New York City office. Selling, general and administrative expenses for the nine months ended October 31, 1996 and 1995 constituted approximately 63% and 134% of sales for such periods, respectively. For the three months ended October 31, 1996 and 1995 selling, general and administrative expenses constituted 39% and 230% of sales for such periods, respectively. This decrease for the first 3 months of fiscal year 1997 when compared with the first 3 months of fiscal year 1996 was due primarily to the planned reduction of expenses.

RESEARCH, DEVELOPMENT AND SOFTWARE
----------------------------------

The Company incurred research, development and software costs of approximately $642,244 and $836,650 for the nine month periods ended October 31, 1996 and 1995 respectively. Management attributes this decrease in cost to planned restructuring of research, development and software resources. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. The Company expects research, development and software costs to increase in future periods as finances permit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has historically funded operations from cash flow generated principally from the receipt of the proceeds from private placements of debt and equity, including the exercise of warrants, interest earned from the investment of proceeds in interest earning assets, and revenues from operations. On June 6, 1996, the Company sold its investment in Concentric Network Corporation for $1,020,000, resulting in cash proceeds of such an amount and a capital gain in the Company's second quarter of approximately $680,000. The sale of this investment provided the Company with additional liquidity during the current fiscal quarter from which to fund its operations.

During the second half of its 1996 fiscal year and the first half of its fiscal year 1997, the Company's cash flow and liquidity was severely impaired due primarily to a delay in the release of the Company's Maestro/TM/ System. This product, which was expected to be ready for general commercial distribution during the early part of fiscal year 1996, was in fact unavailable until October, 1995. This delay caused the company to generate lower than anticipated earnings during the first two quarters of fiscal 1997, thereby adversely affecting the Company's cash flow and liquidity. Upon production, distribution and customer acceptance of these products in the market, revenues have substantially increased in the third quarter. While the Company is still being adversely affected by the Maestro's delay, the Company's management believes that in the immediate future, the Company will be cash flow positive from its operations as the Maestro System's products continue to gain acceptance and popularity in the marketplace.

Management believes that it has sufficient resources available to meet its liquidity needs over the next twelve months. Based primarily on the strength of its purchase orders with AT&T and other major customers, the Company has begun to be able to finance its operations through receivables financing, secured by purchase orders from creditworthy customers. As discussed below, the Company was able to consummate a receivables debt financing with IBJS Financial Corporation, secured by the Company's rights under the above mentioned purchase orders from AT&T. Provided the Company's Maestro System continues to gain market acceptance, the Company believes that it will be able to rely for its long-term liquidity needs less on private equity financing and the exercise of warrants by existing warrant holders and more on cash flow generated from revenues from increased hardware and software sales to fund its continued operations.

Management continues to believe, however, that the Company's long-term cash flow and liquidity needs will also have to be met through debt and equity private placements, the exercise of outstanding warrants or borrowings from financial institutions, including factors and other asset based lenders. Due to the planned introduction of new and improved products, and the anticipated growth due to, among other things, the manufacturing of hardware and software products and the expansion of operations, management anticipates that there will be a continued need for cash resources to meet, among other things, anticipated commitments for raw materials, increased marketing activities, and personnel.

The Company does not currently contemplate any significant capital expenditures during fiscal 1997. The Company does not believe that there are any contingencies which would have a material adverse effect on the Company's financial condition, future operating results or liquidity.

Statements throughout this quarterly report that state the Company's or its management's intentions, beliefs, expectations or predictions of the future are forward looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward looking statements.

                  PART 1.   FINANCIAL INFORMATION     EXHIBIT I
                  -------------------------------

                               LINKON CORPORATION
                               ------------------

                        CALCULATION OF EARNINGS PER SHARE
                        ---------------------------------
                                   (UNAUDITED)



                                         NINE MONTHS          NINE MONTHS
                                            ENDED                ENDED
                                        OCTOBER 31, 1996    OCTOBER 31, 1995
                                        ----------------    ----------------


Loss for the Period                       $( 364,707)        $(1,742,432)
                                          ==========         ===========


Weighted Number of Shares Outstanding     10,753,252           9,037,797
                                          ==========         ===========


Loss Per Share:                           $     (.03)        $      (.19)
                                          ==========         ===========

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

Item 5.  Other Information
         -----------------

On September 30, 1996, the Company's then CFO, Kenneth S. Weiner, resigned from such position. The Company's Vice President of Operations, Thomas V. Cerabona, had supervisory responsibility for the CFO's principal duties prior to Mr. Weiner's resignation. Mr. Weiner's responsibilities have been assumed by Mr. Cerabona.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

            a. Exhibit - Calculation of Earnings per Share - Exhibit I.

            b. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended October 31, 1996.

            c. Exhibits

                         INDEX TO EXHIBITS

            Exhibit
               No.       Description of Document
            ------       -----------------------
               27        Financial Data Schedule for the period ended
                         October 31, 1996

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



                                  LINKON CORPORATION
                                  ------------------
                                  Registrant


DATED:    December 12, 1996     /s/ Lee W. Hill
                                ----------------
                                BY:  LEE W. HILL
                                CHIEF EXECUTIVE OFFICER


DATED:    December 12, 1996     /s/  Thomas V. Cerabona
                                -----------------------
                                BY:   THOMAS V. CERABONA
                                VICE PRESIDENT OF OPERATIONS