Form 10KSB
period 1997-01-31
LINKON CORP
filed 1997-05-01
CIK 833203

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _____________

Commission file Number 0-19705


                               LINKON CORPORATION
                               ------------------
                (Name of small business issuer in its charter)


         NEVADA                                                 13-3469932
         ------                                                 ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

140 Sherman Street, Fairfield, CT                                  06430
---------------------------------                                  -----
(Address of principal executive offices)                         (Zip Code)


         (203) 319-3175
---------------------------------
(Issuer's telephone number, including area code)


Securities registered under Section 12(b) of the Exchange Act: None


Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, $.001 par value
                    -----------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No
                                             ---   ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year. $4,405,316.
                                                              ----------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. $21,740,004
      -----------

     Number of shares outstanding of the registrant's common stock, as of April 28, 1997 was 10,870,002.

                DOCUMENTS INCORPORATED BY REFERENCE: None

                Transitional Small Business Disclosure Format (check one):
                                       Yes    No X
                                          ---   ---

Item 1. Description of Business
        -----------------------

General Business
----------------

     Linkon Corporation (hereafter referred to as "Linkon" or the "Company"), a Nevada corporation, designs, assembles and markets modular computer hardware and software components primarily for the computer telephony and the voice and fax processing industries. The Company also designs, assembles and markets system platforms for voice and fax processing equipment end-users, VARs, and OEMs. The voice processing industry encompasses the hardware and software that allow telephone network-based communications to be initiated, answered, routed and/or processed by a computer-based system rather than a live person, and enables such applications as automated attendant/call processing, voice mail, interactive voice response (IVR), audiotext, fax-on-demand, speech recognition and text-to-speech. Each of these application areas is supported by a related market segment.

     Increasingly, however, the distinctions between these market segments are being blurred. Unified Messaging applications have been developed which present the user with a single interface to access and process multiple media messages such as voice, fax and email, as well as to convert messages into a preferred format, such as converting fax to text and/or speech. Systems are increasingly integrating new speech technologies, such as voice recognition, text-to-speech and speaker verification, into the mix. The Internet is also becoming an important medium, as the appearance of World Wide Web-browser enabled unified messaging solutions are creating the equivalent of a multimedia messaging inbox that is completely standards-based and platform independent.

     System platforms that are using multiple resources to provide multiple applications (as opposed to systems that are dedicated to single applications such as fax or speech recognition) are growing significantly faster than the overall market, and are being added to the product lines of most existing companies. In a few years, the majority of voice processing systems will follow the unified messaging paradigm, as well as support communications over the Internet. Linkon's products are specifically designed to meet the diverse needs of application and system developers targeting this fast growing, multi-function segment of the market.

Products
--------

     Linkon currently has two board level products: the FC3000 series Communications Boards, which Linkon continues to ship in order to support the installed base, and the fourth-generation Maestro(TM) System, which began shipping in October 1995. Linkon's Digital Signal Processor-based FX4000(TM) board and companion API software toolkit products can support a full-range of Computer Telephony, Voice Processing, Call Center, Internet Fax and Internet Telephony applications.

     The Maestro(TM) System FX4000(TM) boards are available in a variety of analog and digital configurations, with support for ISA/EISA and Sbus (Sun Microsystems) computer buses, and support for a variety of operating systems, including various versions of Unix, such as Solaris, SCO, Interactive Unix, and Unixware, as well as IBM's AIX. The Maestro(TM) System's universal port capability allows Linkon to offer a wide range of communications algorithms "on-board" - all in a single computer slot - including CELP voice compression, fax, modem, speech recognition, text-to-speech, speaker verification, Internet Phone and Internet Fax.

     Maestro(TM) System-based ISA-bus CTI servers are scaleable up to 96 ports, while Sbus-based servers can grow up to 192 ports. And as a customer's requirements grow, Linkon offers the most advanced software upgrade procedure in the industry. New software upgrades can be achieved by the distribution of floppy disk or tape, or downloaded to the system via modem. This method reduces or eliminates the need to perform expensive direct hardware upgrades to installed systems, and systems can be upgraded while they are "on-line", dramatically reducing system downtime for mission critical applications.

     All board-level products are supported by comprehensive applications development software tools, TeraVox(R) and Link O/S(TM). TeraVox(R) is a set of UNIX extensions and utilities which simplifies application development. Link O/S is a board level operating system which removes the complexity of dealing with board level resource allocation, control and management during system development.

     Linkon board and software products combine to create an open architecture development environment. Linkon's boards can operate on virtually any standard computer system bus and are designed to work with three of the major communications buses: PEB, MVIP and SCSA. This allows Linkon's products to be utilized in virtually any system environment.

     Design Overview
     ---------------

     The primary difference between Linkon's products and those of other component suppliers is that the same hardware, with no modification, can be used for all applications, including speech recognition, fax, modem, text-to-speech, DTMF(Touch Tone) recognition, speaker verification, voice compression, etc. Each of these features is enabled by loading the appropriate algorithm into the board level memory. Because no specialized hardware is required for the different algorithms, system resources can be dynamically reallocated as required to allow the board to adapt to changing user demands for voice, fax and other features. A communications channel that on a previous session was running voice-only can run a combination of speech recognition and fax on its next session. A single board that is responding to 48 simultaneous voice-only channels in one moment may be handling a combination of voice only, fax, text-to-speech and speech recognition in the next moment - providing unparalleled flexibility with a single communications board. In an S-bus expansion chassis, up to 192 channels of call processing can potentially be achieved on a single Sparc computer, thereby providing the industry's highest density.

     This is in marked contrast to the historical industry "shared resource" architecture comprised of individual, specialized boards for each capability. For example, using one competitor's basic architecture to design a system of four ports of fax and voice mail, utilizing speech recognition and text-to-speech requires four separate boards and four PC computer slots. Linkon can provide this system on one computer board in one PC slot.

     Some competitors' products need as many as 10 boards to perform the same tasks as one Linkon board. Confirming the appeal of this type of architecture, a competitor recently introduced a new board which allows a few algorithms to run on-board. Although the concept is similar to Linkon's, this competitor offers relatively few algorithms compared to Linkon. This is the competitor's first product that allows multiple applications to run on a single board and does not provide the hardware flexibility, bus independence or other improvements that Linkon has developed and implemented on its Maestro(TM) System through customer feedback and subsequent redesign of its earlier products. Using fewer components, the Maestro(TM) design lowers costs for the end-user. The competitor's offerings, when fully equipped, tend to be significantly more expensive on a per-port basis.

     Hardware-independent Architecture
     ---------------------------------

     Another unique feature of the Maestro(TM) system is its bus-independent design, which permits hardware flexibility on the part of system developers. Linkon produces feature modules (similar in concept to PC-based "daughter cards") about one fourth the size of a full-size PC board. These modules contain the DSP and RAM resources required to perform the various voice, speech and call processing applications. These modules are "plugged" into a foundation card (similar in concept to a PC-based "motherboard") which is computer bus specific.

This hardware architecture accomplishes several important goals:

1. It Lowers costs. By providing all the complex elements in a single standardized module, Linkon does not have to inventory a variety of application or bus specific cards to meet changing customer needs. In addition, manufacturing costs are lower because of the higher unit volume of a standardized part.

2. It Provides an Easy Upgrade Path. Future upgrades to algorithms (changes and retrofit of existing systems) are accomplished with software only. ROM swap outs or board redesign are not required.

3. It Allows Rapid Product Development. In order to take advantage of advances in DSPs and memory, Linkon only has to redesign its feature modules. Linkon's competitors have to do a redesign of their entire product line (more than 30 boards in the case of the competitor mentioned above). This is a profound competitive advantage because it allows Linkon to dramatically shorten its time to market.

4. It Provides Access to Additional Markets. Linkon's customer base is expanded to alternative bus markets, most notably Sun MicroSystems. Interest in using Sun based platforms for call processing applications has expanded dramatically with the rapid growth of the Internet.

5. It Permits An Easy Change in Form Factor. Producing a prototype of a new foundation card to accomodate a different bus - compact PCI, for example - is mainly a function of some CAD/CAM work and takes only a few weeks.

     Platform Flexibility
     --------------------

     The bus specific foundation card contains the bus interface logic for both the system bus as well as the communications bus. Linkon currently offers foundation cards for EISA/ISA and SBus. VME Bus, PCI bus, and compact PCI bus foundation cards are planned. New foundation cards are relatively simple because the processing and telephony electronics reside on the modules described above. This allows Linkon to address proprietary bus systems seeking to develop or augment call processing capabilities on a custom basis. Other third-party component suppliers have all their capability designed and built specifically for standard buses, and thus do not generally provide capabilities for proprietary systems.

     The foundation cards also work with three of the dominant call processing bus architectures: PEB; the standard originally promoted by Dialogic which is now migrating to SCSA; and the MVIP standard promoted by Natural MicroSystems.

     Linkon offers the EISA/ISA PC bus configuration as a standard feature with both MVIP and PEB connections on the same board. A separate SCSA-based board has also been developed. This capability allows developers to work with other vendor's products (particularly the established industry leaders) in a single system.

     The capability to work on virtually any system bus combined with the industry standard communication buses gives Linkon a degree of hardware independence unmatched by any other third-party board supplier in the industry. When the hardware independence is combined with the software capabilities, Linkon's design approach becomes the most flexible approach to system integration on the market.

     Applications Algorithms
     -----------------------

     Call processing functions are shipped on disks with the FX4000(TM) series boards. Customers only pay for those algorithms (voice, for example) which are required for their current system application. These algorithms are loaded onto the system hard drive and downloaded to the board's RAM on power up. Later, if the application developer needs additional capabilities, the developer can pay an incremental licensing fee and the additional algorithms can be delivered on an additional diskette or downloaded via modem connection. No system hardware changes are required. Linkon encourages third party developers to develop additional algorithms for its platform. The FX4000(TM) series also allows sales of high margin software algorithms separately from hardware and provides the potential for increasing margins if the Company can gain a sufficient installed base of its equipment.

     System-level Software
     ---------------------

     On a systems-level basis, Linkon provides TeraVox(R), which is a set of UNIX extensions written in the "C" programming language. TeraVox(R) controls the interaction of the host computer and the Maestro(TM) System communications boards. TeraVox(R) provides system developers with the tools to create rapidly any call processing application rapidly. TeraVox(R) is available and is supported under a number of operating systems, including various versions of UNIX.

     Board-level Software
     --------------------

     Link O/S(TM) is a board level operating system with a powerful API (Applications Programming Interface) that, combined with TeraVox(R), manages board and system level resource allocation. Link O/S(TM) supports dynamic allocation of applications software functions to any port or channel. Each channel can support any technology feature present in a given system, providing a universal port for every call session. Because system developers do not have to write low level drivers and code, development time for implementing new features is significantly reduced. Also, Link O/S insulates developers from the specifics of different algorithms within each algorithm class. For example, an application written for Lernout & Hauspie's speech recognition algorithm will also run Syrinx's and all other speech recognition algorithms with no application software modifications.

     Application Development Software
     --------------------------------

     Application software packages are programs which provide the computer with a particular desired functionality necessary to satisfy the needs of an end user. Linkon provides a variety of application specific software toolkits. This high-level software is delivered in source code form and permits a VAR, system integrator or OEM to easily write its own custom applications.

     Third-Party Development Software
     --------------------------------

     In addition, Linkon has worked with several independent software development companies, such as Aumtech and Voicetek, to develop application generator software packages which permit software application development to be performed at the end-user level by an individual having limited experience with software development.

     Custom Engineering
     ------------------

     The Company also provides customized software services for highly specialized applications with sufficient commercial potential. Custom engineering charges apply to all such projects. Several of the current customers for the Company's products began their relationship with the Company as custom engineering customers.

     The ESCAPE(TM) Platform
     -----------------------

     Linkon's ESCAPE(TM) Voice Response Unit (IVR System) utilizes Linkon's Maestro(TM) System universal-port, DSP-based CTI boards and third-party application generation software, including Aumtech's ARC and Voicetek's Generations. This hardware/software combination, built upon a fully open-architected, telco-grade computer platform, provides unparalleled flexibility in integrating previously disparate systems and emerging technologies.

     With ESCAPE(TM), customers acquire a middleware system that applies not just to current technologies, but also to emerging ones. ESCAPE(TM) enables the exchange of information with other systems, regardless of whether they are old, new, in-house, or third party. This allows a business to protect their existing investments while reducing the costs associated with expanding services.

     ESCAPE(TM) Platform Description
     -------------------------------

     Linkon's ESCAPE(TM) Platform utilizes its Maestro(TM) CTI architecture, which enables the system to support either multiple channels of DTMF per DSP, or "Universal Port" functionality supporting DTMF, Fax, Speech Recognition, CELP (Code-book Excited Linear Prediction principle) voice compression, modem, and/or Text-To-Speech.

     Linkon's use of the Maestro(TM) boards in these VRU's offers significant advantages over competitive products. According to Computer Telephony Magazine, "Maestro(TM) delivers the best price performance while maintaining Linkon's reputation of producing the telecom market's 'most powerful' board."

     In addition to the Maestro(TM) Boards and application generator software, each ESCAPE(TM) System is built upon a Pentium based Industrial Rack Mounted Computer. This computer provides redundant power supplies, remote monitoring and optional RAID disk storage capability.

     ESCAPE(TM) Platform Capabilities
     --------------------------------

     The ESCAPE(TM) Platform provides an extremely cost-effective platform for multi-function applications. The ESCAPE(TM) Platform's "universal port" capability enables applications to dynamically support Voice, Fax, Text-to-Speech, Speech Recogniton, CELP voice compressions and other algorithms. Such universal application access simplifies the engineering and administration of application interfaces. System engineers no longer need to dedicate a fixed percentage of the Telecom Server resources to a specific application. In other words, it is not necessary to dedicate each incoming voice channel to either Voice, Fax, Speech Recognition, Text-to-Speech or Modem applications. The full range can be used in a single application without adding extra boards. As a result, engineers only need to determine the number of channels/ports required to handle the aggregate volume of calls to a certain application. They will not have to engineer all the machine slots and network access points on the basis of call types.

     ESCAPE(TM) Platforms will retain their value longer than other hardware based architecture. Configuration planning is simplified because software rather than hardware is dynamically altered when capacity limits are reached.

     Although "universal ports" are ideal for implementations that require advanced speech technologies on a single port, the ESCAPE(TM) VRU also provides the flexibility to provide extremely cost-effective, high-density DTMF in cases where advanced technologies are required on a limited basis. Depending on a customer's requirements, the ESCAPE(TM) VRU can supply the desired feature-set today, or sometime in the future.

Research and Development
------------------------

The nature of the computer hardware and software industries is such that research and development is deemed mandatory by management in order to ensure competitiveness. The Company incurred research, development and software costs of approximately $705,053 and $862,406 for the fiscal years ended January 31, 1997 and 1996 respectively. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced hardware products (communications boards) and more efficient software products to operate them.

     Presently, communications processing applications that are integrated with voice, fax, modem and speech technologies such as speech recognition are forcing the creation of more complex hardware configurations to meet increasing demand. The Company's technical research and development center is based in Fairfield, Connecticut, where it is performing research on expanding the levels of performance of its communications board technology.

     Linkon's product strategy is to design its products with an "OPEN" architecture. This permits them to interface with all existing competitive hardware and software and permits Linkon to market software replacement and upgrades as new products are developed.

     Linkon's R&D strategy is to have strong in-house design and engineering capability, but to utilize state-of-the-art technology houses to develop long lead-time leading edge technology. Some examples are Linkon's arrangements with Lernout & Hauspie, a algorithm development firm in the Speech Recognition and Text to Speech areas, and Syrinx Speech Products, an Australian firm, to port their speech recognition algorithms to the Maestro(TM) System Communications Boards.

     Prior to the fiscal year ended January 31, 1993, the Company expensed all software development costs as research and development for new products prior to the capitalization point under Paragraph 4 of "Statement of Financial Auditing Standards 86". While the exact moment of transition of costs cannot be precisely quantified, starting at approximately the beginning of the fiscal year ended January 31, 1994, significant portions of employees' time has been spent on coding and testing after technological feasibility has been established. As these products were first shipped in the fiscal year ended January 31, 1993, and have been accepted by customers, it appears that both technological feasibility and potential marketability has been established. Costs related to the conceptual formulations and design of licensed programs are expensed as research and development.

     Costs incurred subsequent to establishment of technological feasibility to produce the finished product are generally capitalized.

Technology Relationships
------------------------

     Linkon's strong technology and quality product design have led to several technology relationships over the last few years. The more significant relationships are outlined below. Given Linkon's limited size and resources, it has relied in part on these other parties to develop technology for the Company that the Company can then utilize for its products. While the Company benefits from these relationships, and would be adversely affected if it had to develope all technology utilized in its products internally, it does not believe that any one of these relationships individually is material, as alternative technology is available from other sources. None of the following technology relationships are subject to contracts, and each of them can be terminated at any time by the Company or the other party.

     Aumtech
     -------

     AumTech is a provider of application generation software for the ESCAPE(TM) Platform, having ported its software product to Linkon's Maestro(TM) System CTI boards. Aumtech, founded in 1989, has a workforce that is highly skilled in the areas of software development, systems engineering, marketing and sales. From 1992-1995, Aumtech was the sole design and development contractor for AT&T Network System's Information Services Platform (ISP). ISP is a suite of software products designed to provide network-based telecommunications solutions. Under its development contract with AT&T Network Systems, Aumtech retained full rights and ownership of the ISP Release 2.1 product. In January, 1996, Aumtech assumed full responsibility for ISP and the existing customer installations. In May, 1996, Aumtech introduced ISP Release 2.2, providing improved efficiency, true open architecture and Workstation/Internet support.

     Sun Microsystems Computer Company
     ---------------------------------

     Linkon is the only computer telephony board-level company currently shipping a communications board for the S-bus, making it compatible with Sun's SPARCserver systems. As a result, developers of call processing applications for Sun systems are using Linkon's products. Sun is making an increased sales effort into the computer telephony and call-processing industry, enlarging this opportunity. To concentrate on these efforts, Linkon recently created a Sun business unit with its own dedicated manager. In March 1996, Sun introduced a CTI server utilizing Linkon technology.

     Syrinx Speech Systems Pty Ltd
     -----------------------------

     Syrinx, based in Sydney, Austrialia, is a developer and supplier of highly advanced Speech Recognition technologies that support speaker independent recognition of continuous spoken telephone-based speech. Syrinx has ported their technology to Linkon's Maestro(TM) System CTI boards - enabling the provision of "0 to 9" digit recognition and well as "yes" and "no" word recognition as a basic, standard board function - the first and only offering of "no upcharge" speech recognition in the industry. Continuous speech recognition is also available as an option. Focusing on the Voice Processing and CTI markets, Syrinx has developed a unique set of tools and professional services that allow its core technologies to be adapted and optimized to meet a customer's specific applications and linguistic needs. Syrinx methodologies not only produce an optimized speech recognition solution for the customer, but they also enable customers to confirm service usability and caller satisfaction - a fundamental requirement for successful deployment of new telephone services. Current Syrinx products include SyCon continuous speech recognition, and SyWoz aned SyVoc development tools.

     Voicetek
     --------

     Voicetek is one of the leading suppliers of Unix-based interactive voice response application generator software programs. Voicetek is a provider of application generation software for the Sbus version of Linkon's ESCAPE(TM) Platform, having ported their flagship GENERATIONS software product to Linkon's Maestro(TM) System Sbus boards. GENERATIONS, running on the Linkon ESCAPE(TM) Platform, provides IVR application developers' with a popular, GUI-based development environment capable of supporting everything from a single application on a dozen ports up to thousands of geographically dispersed ports running numerous applications.

     IBM
     ---

     Linkon supports IBM's AIX operating system, allowing the Maestro System CTI boards to functionally operate in IBM's flagship RS/6000 Telecom Server product. The marriage of Linkon's Maestro System Boards and IBM's RS/6000 Telecom Server creates a powerful and highly scaleable platform for creating computer telephony enhanced services, such as fax-on-demand and other leading voice and fax processing applications, including voice dialing, unified messaging, speech controlled interactive voice response, email reading, and Internet Telephony/Fax Gateways. The IBM RS/6000 is one of the world's leading servers with an installed base of over 500,000 units worldwide.

Marketing
---------

     To date the Company has marketed its products via sales to independent distributors, original equipment manufacturers ("OEM") and value added resellers ("VAR"). In addition, the Company's marketing program consists of the following: advertising in the trade press; exhibiting at trade shows; speaking engagements and presentations by Linkon personnel at leading industry conferences and seminars; demonstrations of Linkon technology with companies who are key prospects for strategic relationships; and direct mail campaigns.

     Although Linkon's products have received industry wide recognition, commercial success with previous generations has been moderate because of the high price point (on a per port basis) for voice-only applications. Pricing issues have been addressed with the Maestro(TM) System series products. The Company's product design and feature set were ahead of the market trend towards more complex multimedia applications and larger systems. As the market for systems has become more competitive, and differentiation is increasingly feature based, demand is rapidly rising for high port count and multi-feature systems which the Company's product line addresses.

Sales
-----

Through the Company's sales force, and its analysis of the sales volume, market specialization and financial status of potential customers, the Company predetermines potential customers deemed qualified for its products and makes direct telephone or written contact with the appropriate representatives thereof. The Company is directly targeting the Call Center market for sales of the ESCAPE(TM) IVR platform. The primary sales targets for the Company's component level products are VARs, Systems Integrators ("SI"), OEMs and telephone companies.

     Distributors
     ------------

     The Company is seeking to develop relationships with independent firms to carry the Company's products both domestically and internationally. The Company currently has relationships with distributors in the United States and the United Kingdom.

     OEM Sales
     ---------

     The Company seeks to establish agreements with OEM companies with large customer bases which intend to modify the Company's hardware, operating systems and/or utilities for marketing by the OEM under its own name. It is contemplated that these arrangements will involve training, volume discounts and minimum purchase commitments. As of the date hereof, the Company sells to several OEM's.

     Direct Sales
     ------------

     The Company sells directly to a number of accounts, including AT&T. As awareness of the technological advantages of the Company's ESCAPE(TM) IVR Platform and Maestro(TM) System products grow in the market, it is expected that the percentage of direct sales vs. OEM/VAR and SI sales will grow significantly in proportion.

Key Customers
-------------

Three of the Company's customers accounted for approximately 85% of revenues for the year ended January 31, 1997. Management believes that sales will continue to come from:

     1. Direct sales of the ESCAPE(TM) IVR platform into the Call Center environment.

     2. VARs, SIs and OEMs who will develop or private label their own platforms using Linkon technology, and, in essence, will resell the Company's products to end users.

     AT&T Customer Care
     ------------------

The AT&T Customer Care call center operations, which service AT&T's 800# customers, is a major customer of Linkon's ESCAPE(TM) IVR Platform. AT&T's call center application consists of the upgradeable ESCAPE(TM) Platform supporting over 2900 lines of telephone service. The installation includes significant revenue opportunities for Linkon through follow on sales of hardware as service capacities increase, as well as from sales of software as the call centers begin to employ the enhanced services supported by the product. In fiscal 1997, AT&T purchased approximately $2.7M of this product from Linkon. Linkon currently has a backlog of approximately $815,000 of this product for AT&T, which is planned to ship during the first and second quarter of fiscal 1998.

     Airtouch/ CMA
     -------------

     CMA (for Customer Management Automation) is a Sun Microsystems value added reseller and system integrator based in Dallas, Texas. CMA is a pioneer in the deployment of networked computer telephony integration applications for major telecommunications companies such as Cellular One and Airtouch. In December of 1996, Linkon entered into a $1.5 million volume purchase agreement with CMA, by which CMA would receive improved pricing if it purchased this amount of products from Linkon. CMA is not, however, under any obligation to purchase Linkon's products pursuant to this agreement. In fiscal 1997, CMA purchased approximately $442,000 of this product from Linkon. Linkon currently has a backlog of approximately $23,000 of this product for CMA, which is planned to ship during the second quarter of fiscal 1998.

     Cat Technologies
     ----------------

     Cat Technologies is a leading developer of customer management solutions using computer telephony integration technology. Cat is a Linkon VAR, and has incorporated Linkon Maestro(TM) System CTI boards in its enhanced telephony and Internet/Intranet applications platform, which are then sold to customers such as Bell South. In fiscal 1997, Cat Technologies purchased approximately $289,000 of this product from Linkon. Linkon currently has no backlog from this customer.

     Lucent Technologies/Aumtech
     ---------------------------

     In late 1993, AT&T's Network Systems Division announced a new product called the Information Services Platform (ISP), developed in part using hardware and software designed and supplied by Linkon. Due to the breakup of AT&T, the relationship and contracts Linkon had with AT&T in this area have been assigned to Lucent Technologies. In 1996, Lucent extended these relationships with Linkon. The ISP platform 2.X has been deployed in Europe and the United States and the related technology has been acquired by Aumtech, a technology company that has been integrally involved with AT&T in its development of the ISP platform. In fiscal 1997, Lucent Technologies purchased approximately $375,000 of this product from Linkon. Linkon currently has no current backlog from this customer.

Backlog
-------

     Linkon did not have material backlog orders as of either January 31, 1996 or January 31, 1997. However, as of late April of 1997, Linkon has a backlog of approximately $955,000 for product to be shipped during the first and second quarter of fiscal 1998.

Customer Support and Warranty
-----------------------------

     The Company offers a two year warranty on all products and services. Customers are entitled to receive telephone hotline access, field support and periodic software updates. Customers return defective product for repair to Linkon. Costs incurred as a result of "In Warranty" repairs and returns have not been material in the past.

Competition
-----------

     The Company has many competitors. At the component level (ie: voice processing boards and software), Dialogic Corporation, Rhetorex, a division of Octel Corporation, Brooktrout Technology, Inc. and Natural Microsystems, Inc., among others, are substantial hardware competitors of the Company. At the IVR System Level, Conversant, a division of Lucent Technologies, Brite Voice, Intervoice, Periphonics, and Syntellect manufacture IVR systems.

     Management believes that its communications board and its Maestro(TM) System are superior to similar products presently being manufactured or sold in that the Company's products are able to run all functionality on a single board, compared to multiple boards for the Company's competitors, the Company's products can run compression software in conjuction with other modalities and the Company's software is scalable to the highest density. However, given the competitive nature of the industry, no assurance can be given that the Company can achieve a commercially successful market for its products or that its competitors will not develop similar or better products than the Company's present line in the future. The Company does not presently possess a meaningful market share in the voice processing industry.

Patents, Trademarks & Copyrights
--------------------------------

The Company's computer board design and code are proprietary and a trade secret. There are currently no patents or copyrights on any of the Company's products.

The Company has obtained registration of its TERAVOX(R) trademark from the U.S. Patent and Trademark Office and intends to seek source code copyright protection on future operating systems and utilities.

Employees
---------

     The Company employs 24 persons on a full-time basis: 5 executive, 10 technical, 5 sales and marketing, 3 manufacturing and 1 administrative. There is no union contract relating to employees nor does the Company anticipate there to be unionization of its employees. The Company believes that its relationship with its employees is generally good.

Item 2. Properties
-------

     In December, 1995, the Company closed down its facility in New York City, NY and consolidated its operations into its Fairfield, CT location. The lease on the New York location was terminated by the Company during fiscal 1997. The Company currently leases approximately 5,000 square feet of office and laboratory space in Fairfield, Connecticut, pursuant to a five-year lease expiring on August 31, 1997 at an annual rental of $87,437. The facility has capacity for expansion and is deemed sufficient for the Company's foreseeable needs. The Company has not yet determined, however, whether it desires to renew this lease upon its expiration in the current fiscal year.

Item 3. Legal Proceedings
-------

           None

Item 4. Submission of Matters to a vote of Security Holders.
-------

     An Annual Meeting of the stockholders of the Company (the "Annual Meeting") was held on March 25 and 26, 1997. At the Annual Meeting, each of the Company's five directors was reelected to the Company's Board of Directors by the following vote:


         Director                           Votes For         Votes Withheld
         --------                           ---------         --------------
         Joao Manuel Da M.V. Carvalho       9,351,314             73,300
         Charles Castelli                   9,352,314             72,300
         Lee W. Hill                        9,352,314             72,300
         Patrick J. Kane                    9,151,464            273,150
         Daniel Zwiren                      9,352,314             72,300

     Also at the Annual Meeting, the Company's stockholders adopted a resolution authorizing and approving an amendment and restatement of the Company's Articles of Incorporation to (i) authorize for issuance 1,000,000 shares of serial (or "blank-check") preferred stock, and (ii) empower the Board of Directors to confer upon the holders of the Company's debentures, bonds or other debt instruments any of the rights of stockholders under Chapter 78 of the Nevada Revised Statutes, including the power to vote in respect of the corporate affairs and management of the Company, as determined by resolution of the Company's Board of Directors. The vote on the resolution was 5,690,638 shares in favor, 477,235 shares against, 242,410 shares abstaining and 3,014,331 broker non-votes.

     In addition, at the Annual Meeting the Company's stockholders adopted the 1996 Stock Option and Performance Inventive Plan of the Company, pursuant to which up to 1,000,000 shares of the Company's Common Stock may be awared to employees of the Company and its subsidiaries. The vote on this resolution was 5,892,648 shares in favor, 493,175 shares against, 24,460 shares abstaining and 3,014,331 broker non-votes.

                                     Part II


Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.
-------

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

                                   Fiscal Year Ending January 31,
                                   ------------------------------

                             1997                                 1996
                             ----                                 ----

                     High              Low               High              Low
                     ----              ---               ----              ---
1st quarter          1 5/8            5/8                2 1/4            7/8

2nd quarter          1 5/16           23/32              1 5/8            1 1/8

3rd quarter          3 1/8            3/4                2 3/16           1 3/8

4th quarter          2 13/16          1 3/4              1 3/4            11/16


     As of April 28, 1997, there were 637 shareholders of record of the Common Stock of the Company. The Company estimates, based on prior shareholder mailings, that holdings in "street name" represents approximately 4,100 additional beneficial shareholders.

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

Unregistered Sales of the Company's Securities during Fiscal 1997
-----------------------------------------------------------------

     The following is a list of transactions in which the Company sold its securities during the fiscal year ended January 31, 1997, without registering the offer and sale under the Securities Act of 1933, as amended (the "1933 Act").

     On April 30, 1996, Linkon issued to an aggregate of eighteen employees options to purchase an aggregate of 582,400 shares of Common Stock at a price of $0.75 per share under the Company's 1996 Stock Option and Performance Incentive Plan (the "Plan"), subject to approval of the Plan by the Company's stockholders at their next annual meeting. The Company's stockholders approved the Plan, and the aforesaid option grants became definitive, on March 25, 1997. The Company did not receive any consideration from the option recipients for the options, except that four of the option recipients received an aggregate of 237,500 of such options specifically in return for entering into employment agreements with the Company. The options were granted pursuant to exemptions from registration afforded by Section 4(2) of and Regulation D under the 1933 Act. The Company intends, however, to register the offer and sale by the Company of shares of its Common Stock pursuant to such options granted under the Plan prior to the time that any of said options are actually exercised.

     Also on April 30, 1996, the Company issued to four employees options not under the Plan to purchase up to an aggregate amount of 340,000 shares of Common Stock at a price of $0.75 per share. These options were issued in return for the recipients surrendering for cancellation previously issued options to purchase the same number of shares of Common Stock at a price of $2.00 per share. These options were issued pursuant to exemptions from registration afforded by Section 4(2) of and Regulation D under the 1933 Act.

     On April 30, 1996 and June 8, 1996, respectively, the Company issued to the two directors who comprise the Compensation Committee of the Board of Directors 50,000 and 75,000 non-Plan options to purchase Common Stock at a price of $0.75 per share. On July 31, 1996, September 16, 1996, December 13, 1996 and January 20, 1997, respectively, the Company granted four employees non-Plan options to purchase 2,500, 1,250, 2,500 and 10,000, respectively, shares of Common Stock at a price of $0.75 per share. The 10,000 options were issued pursuant to an employment agreement. All of these non-Plan options were issued in transactions exempt from the registration requirements of the 1933 Act by virtue of the exemptions provided by Section 4(2) thereof and Regulation D thereunder.

     On November 6, 1996, the Company allowed Piers M. MacDonald, the holder of more than 5% of the Company's outstanding Common Stock, and certain of his affiliates to exercise outstanding warrants to purchase 113,000 shares of Common Stock at an exercise price of $1.50 per share rather than at the original exercise price of $3.50 per share. The issuance of such shares of Common Stock was exempt from the registration requirements of the 1933 Act by virtue of
Section 4(2) thereof and Regulation D promulgated thereunder.

     Finally, on November 14, 1996, the Company issued IBJS Capital Corporation ("IBJS") warrants to purchase up to 60,000 shares of Common Stock at an exercise price (subject to adjustment upon the occurrence of certain events) of $1.50 per share. These warrants were issued to IBJS in consideration of IBJS providing the Company with a $720,000 short-term senior secured revolving credit facility. These warrants were issued pursuant to an exemption from registration afforded by Section 4(2) of the 1933 Act.

Item 6. Management's Discussion and Analysis or Plan of Operations.

Net Income (Loss)
-----------------

     The Company reported a net loss of $677,526 for fiscal 1997 as compared to a net loss of $2,796,488 for the prior fiscal year. This improvement in the net loss reported by the Company was due to the following factors:

     1. During the quarter ending July 31, 1996 the Company sold its stock investment in Concentric Network Corporation for $1,020,000 and recognized a gain of $679,909, which has been included in net income.

     2. Revenues for the fiscal year ended January 31, 1997 were $4,405,315 as compared to $1,418,432 for the prior year. This represented an increase in revenues of 211%. The additional revenue generated a $1,305,444 contribution to the gross margin, reducing net loss by that amount.

Revenues
--------

     For the year ended January 31, 1997, revenues increased approximately $2,986,884 from the year ended January 31, 1996, an increase of 211%. This increase was due mainly to a $2.7M contract from AT&T received during the third fiscal quarter for the ESCAPE/TM/ System. The Company completed this contract during the fourth quarter of fiscal 1997. In April of 1997 the Company received a follow on order of $815,000 from AT&T, which the Company expects to ship by June 30, 1997.

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

Cost of Goods Sold
------------------

     Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization, were $2,547,505 and $866,062 for the years ended January 31, 1997 and 1996 respectively. This constituted approximately 58% and 61% of revenues for the years ended January 31, 1997 and 1996 respectively. Management attributes the change in cost of goods sold to the changes in the mixture of its hardware and software products sold, and to highly competitive pricing associated with the $2.7M AT&T purchase order. The cost of goods sold varies with each product line, with software having little or no material cost (approximately 5-10%). The primary costs incurred by the Company are for materials and equipment relating to its hardware products, which also carry lower profit margins than the Company's software products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management.

     The Company anticipates that its cost of goods sold will be reduced to the 50-55% of revenues range during the next 6 months. While management continues to believe that its products can eventually be sold with a less than 50% cost of goods sold, management also realizes the need to gain market share for its products and will, for the near term, be aggressive in its pricing policy. However, management also believes that the cost of sales will go down as customers begin to order enhanced software features which carry significantly lower costs than the company's hardware products, and as a result of research and development projects aimed at increasing efficiency while reducing cost.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses for the fiscal years ended January 31, 1997 and 1996 were $2,400,660 and $2,385,255 respectively. This constituted approximately 54% and 168% of revenues for the fiscal years ended January 31, 1997 and 1996 respectively.

Research, Development and Software
----------------------------------

     The Company incurred research, development and software costs of approximately $705,053 and $862,406 for the fiscal years ended January 31, 1997 and 1996 respectively. The decrease was primarily due to the Company's determination to reduce these costs in fiscal 1997 in light of the anticipated delay in the acceptance into the marketplace of the Company's Maestro(TM) System products. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. The Company expects research, development and software costs to increase in future periods.

Liquidity and Capital Resources
-------------------------------

     To date, the Company has funded operations from the receipt of proceeds from private placements of debt and equity, including the exercise of warrants, interest earned from the investment of such proceeds in interest earning assets, and revenues from operations. During the fiscal year ended January 31, 1997 the Company received $169,439 in net proceeds, after payment of offering related expenses, from exercises of warrants and from the sale of its common stock, which amount was primarily used in operations. During the fiscal year ended January 31, 1996 the Company received $2,148,402 in net proceeds, after payment of offering related expenses, from the sale of its common stock. These funds were primarily utilized to fund operations.

     On June 6, 1996, the Company sold its investment in Concentric Network Corporation for $1,020,000, resulting in cash proceeds of such an amount and a capital gain in the Company's second quarter of $679,909. The sale of this investment provided the Company with additional liquidity from which to fund its operations during fiscal 1997.

     During the first half of its fiscal year 1997, the Company's cash flow and liquidity was severely impaired due primarily to a delay in the release of the Company's Maestro(TM) System. This product, which was expected to be ready for general commercial distribution during the early part of 1995, was in fact unavailable until October, 1995. This delay caused the Company to generate lower than anticipated earnings during the first two quarters of fiscal 1997, thereby adversely affecting the Company's cash flow and liquidity. Upon production, distribution and customer acceptance of these products in the market, revenues have increased materially since the third quarter of fiscal 1997. While the Company continued to lose money (although at a slower pace) during the fourth quarter of fiscal 1997, the Company's management believes that in the immediate future the Company will be cash flow positive from its operations as the Maestro System's products continue to gain acceptance and popularity in the marketplace.

     During fiscal 1997, net cash used by operating activities was approximately $900,000. As a result, on January 31, 1997, the Company held cash and cash equivalents of approximately $630,000, up from approximately $523,000 as of January 31, 1996, and had a working capital surplus (current assets less current liabilities) of approximately $910,000 down from a working capital surplus of approximately $1,056,000 as of January 31, 1996. Based on the foregoing, as well as events occurring during the first quarter of fiscal 1998, the Company's management believes that it has sufficient resources available to meet its liquidity needs over the next twelve months.

     Based primarily on the strength of its purchase orders with AT&T and other major customers, the Company has begun to be able to finance its operations through receivables financing, secured by purchase orders from creditworthy customers. In November of 1996, the Company was able to consummate a receivables debt financing with IBJS Capital Corporation, secured primarily by the Company's rights under the $2.7M purchase orders from AT&T. The financing was established specifically for this AT&T purchase order. Linkon completed the AT&T order and has fulfilled its obligations, and this particular financing arrangement with IBJS Capital Corporation has subsequently been terminated. The Company is pursuing alternative financiers to factor and/or finance future orders from other customers when and if required (although no such arrangement is in place as of this date).

     Provided the Company's Maestro(TM) System continues to gain market acceptance, the Company believes that it will be able to rely for its long-term liquidity needs less on private equity financings and the exercise of warrants by existing warrant holders and more on cash flow generated from revenues from increased hardware and software sales to fund its continued operations. Due to the planned introduction of new and improved products, and the anticipated growth due to, among other things, the manufacturing of hardware and software products and the expansion of operations, management anticipates that there will be a continued need for cash resources from sources other than operations to meet, among other things, anticipated commitments for raw materials, increased marketing activities, and personnel.

     The Company does not currently contemplate any significant capital expenditures during fiscal 1998. The Company does not believe that there are any contingencies which would have a material adverse effect on the Company's financial condition, future operating results or liquidity.

     Statements throughout this report that state the Company's or its management's intentions, beliefs, expectations or predictions of the future are forward looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward looking statements.

Item 7.  Financial Statements and Supplementary Data.
-------

     The financial statements are included herein following the signature page of this Annual Report on Form 10-KSB commencing on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-------
Financial Disclosure.

     There were no changes in, or disagreements with, the Company's certified public accountants during the fiscal years ended January 31, 1997 and 1996.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

       The directors and executive officers of the Company are as follows:

                                                                 Held Position
       Name                Age         Office(s)                 Since(1)(2)
       ----                ---         ---------                 -----------
Charles Castelli           53          Chairman of the           July 1990
                                       Board of
                                       Directors, Chief
                                       Technology Officer

Jon Carvalho               56          Director                  July 1990

Thomas V. Cerabona         45          Vice President            March 1996
                                       of Operations,
                                       Secretary

Lee W. Hill                53          President and             March 1993
                                       Chief Executive
                                       Officer, Director

Patrick J. Kane            47          Director                  July 1990

James E. Linley            44          Vice President            March 1991
                                       of Engineering

Mark O'Brien               49          Vice President            September 1993
                                       of International

Daniel Zwiren              41          Director                  June 1996


-----------------

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

                             ----------------------

     Jon Carvalho has served as a director of the Company since June, 1990. Mr. Carvalho has been the President of Union Commercial Services, Ltd., an offshore investment company with holdings in the United States, Africa and Europe since April, 1990. He is also the President of Unicar Industrial e Commercial, Lda. (also known as Uniao Commercial de Automoveis, Ltd.), a distributor and service provider for American and European automotive, motorcycle, agricultural and industrial machine manufacturers and finance companies. Mr. Carvalho has held this position since April, 1990. He is also the President of Joao Carvalho, Lda., a real estate investment and development company and operations management company since 1978. For the past three years, Mr. Carvalho has also served as President of Unicom International of Florida, Inc.

     Charles Castelli founded Linkon Delaware, Inc. ("Linkon Delaware"), which was engaged in consulting and research and development of computer hardware and software products for the telecommunications industry and which merged with the Company in June, 1990. He is presently the Company's Chief Technology Officer ("CTO") and Chairman of the Board of Directors. He has served as Chairman and as a Director since June, 1990. He served as the Company's President from June, 1990 until March, 1993, when he became the CTO.

     Thomas V. Cerabona has served as the Company's Vice President, Operations since March, 1996, and became Secretary of the Company in March, 1997. From 1994 through 1995, Mr. Cerabona served as the Vice President of Operations of Paragon Networks, a data communications equipment company located in Southbury, Connecticut. From 1986 through 1994 Mr. Cerabona held various management positions, including Vice President and General Manager, with Cobotyx Corporation, a voice processing equipment company located in Danbury, Connecticut. Mr. Cerabona was responsible for the financial operations of such corporation and in such capacity, was responsible for commencing a reorganization of Cobotyx Corporation pursuant to Chapter 11 of the Bankruptcy Code of 1986, as amended. This bankruptcy proceeding was commenced on May 5, 1993 and culminated in a successful reorganization and a subsequent sale of Cobotyx's operating assets.

     Lee W. Hill currently serves as the Company's President and Chief Executive Officer, and has served as such since March, 1993. Mr. Hill also serves as a director of the Company, a position he has held since September, 1996. From December, 1990 until joining the Company, Mr. Hill was the founder and sole principal of Affluence, Inc., a management consulting firm located in Greenwich, Connecticut. From 1985 to 1990, Hill was with Wild-Leitz U.S.A., Inc., the Swiss-German high tech equipment and measuring instrument maker. There he served as President of the IMS Division and as Vice President, Corporate Development. From 1971 to 1985 Hill was with Bausch & Lomb, where his last position was Vice President of Worldwide Marketing and Sales for a consumer products division.

     Patrick J. Kane currently serves as a director of the Company. Since August, 1996, he has served as a Vice President of Newnet Corporation ("Newnet"), located in Shelton, Connecticut. Prior to that time, Mr. Kane served as the Company's Secretary and Treasurer from 1990 through March of 1997 and as the Company's Chief Operating Officer from 1990 through July, 1996. Newnet manufactures intelligent network telecommunication products, including software, for global computer intelligent networks.

     James E. Linley currently serves as the Company's Vice President of Engineering, a position he has held since March, 1991. In such capacity, he manages the research and development, software development and technical support areas for the Company. He was previously employed with Citicorp POS Information Services (1988 to 1990) as a software engineer. Prior thereto he was with Target Technologies, Norwalk, Connecticut for more than ten years as chief engineer and partner. Target Technologies is a firm specializing in research and development and in the design of computer based voice processing applications. He also held management positions in systems engineering at Texas Instruments, National CSS and Wright Investors Services.

     Mark O'Brien currently serves as the Company's Vice President of International Operations, a position he has held since September, 1993. From June, 1992 until he joined the Company, Mr. O'Brien was the President of Universal/Univis, an optical products supplier. From September, 1991 until June, 1992, Mr. O'Brien was Executive Vice President and General Manager of Hydro Systems Incorporated.

     Daniel Zwiren has served as a director of the Company since June, 1996. Since December 15, 1996, Mr. Zwiren has served as a Senior Vice President of Euro Bankers, an investment banking firm located in New York City. From 1989 until December of 1996, Mr. Zwiren served as Chief Executive of Interest Rates of Lasser Marshall & Co., an investment banking firm located in New York City, New York.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and 10% beneficial owners of the Company's Common Stock to file certain reports concerning their ownership of the Company's equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recently completed fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recently completed fiscal year, the directors, executive officers and beneficial owners of 10% or more of the Company's Common Stock who failed to make the requisite filings on a timely basis are set forth below.

     Jon Carvalho failed to file a Form 4 to report his acquisition of an option to purchase 50,000 shares of Common Stock on April 30, 1996. Lee Hill failed to file a Form 4 to report the surrender for cancellation on April 30, 1996 of 250,000 warrants to purchase Common Stock at a price of $2.00 per share in exchange for 250,000 options to purchase Common Stock at a price of $0.75 per share. Mark O'Brien failed to file a Form 4 to report the surrender for cancellation on April 30, 1996 of 20,000 options to purchase Common Stock at a price of $2.00 per share in exchange for 20,000 options to purchase Common Stock at a price of $0.75 per share. Ken Weiner, a former executive officer, failed to file a Form 4 to report the surrender for cancellation on April 30, 1996 of 50,000 options to purchase Common Stock at a price of $2.00 per share in exchange for 50,000 options to purchase Common Stock at a price of $0.75 per share, and also failed to file a Form 5 to report the expiration on December 31, 1996 of both the aforesaid 50,000 options and an additional 4,200 options under the Company's Plan. Daniel Zwiren failed to file a Form 3 reporting that he became a director of the Company during the current fiscal year, and that he received an option to purchase 75,000 shares of Common Stock at a price of $0.75 per share on June 8, 1996. Messrs. Hill, Castelli, Cerabona and O'Brien failed to file Forms 5 reporting the granting to them of Plan Options to purchase 150,000, 162,000, 75,000 and 105,000, respectively, shares of Common Stock.

     Item 10. Executive Compensation.
     --------------------------------

     The following table sets forth the compensation for the years ended January 31, 1997, 1996 and 1995 paid to the Company's Chief Executive Officer and other named executive officers whose compensation is required to be disclosed pursuant to Item 402(a)(2) of Regulation S-B promulgated under the Securities and Exchange Act of 1934, as amended:

                           SUMMARY COMPENSATION TABLE
                           ---------------------------

                                                    Annual Compensation
                                                ---------------------------

                                                                               Long Term Compensation Awards
Name and                                  Fiscal                 Other Annual    Shares of Common Stock
Principal Position               Year     Salary($)    Bonus($)  Compensation   Underlying Options/SARs(#)
------------------               ----     ---------    --------  ------------   --------------------------
Lee W. Hill,                     1997     $150,000     $25,000   $7349 (1)              400,000/0 (2)
President and Chief              1996     $150,000     $25,000   $6360 (1)              0
Executive Officer                1995     $118,000     $25,000   $6360 (1)              0

Charles Castelli                 1997     $96,000      $ 0       $8400 (3)              162,000/0
Chairman                         1996     $96,000      $ 0       $8400 (3)              0
Chief Technology Officer         1995     $96,000      $ 0       $8400 (3)              0

Mark O'Brien,                    1997     $128,478     $ 0       $6000 (4)              125,000/0 (5)
Vice President                   1996     $106,174     $ 0       $6000 (4)              0
of International                 1995     $100,000     $ 0       $6000 (4)              0

Thomas V. Cerabona               1997     $89,250(6)   $11,500   $6000 (7)              75,000/0 (8)
Vice President of
Operations

-----------------

     (1) Mr. Hill has received an automobile allowance from the Company for fiscal year 1997 of $612 per month, and for fiscal years 1995 and 1996 of $530 per month.

     (2) In May 1996, options exercisable to purchase 250,000 shares of Common Stock were repriced from an exercise price of $2.00 per share to $0.75 per share.

     (3) Mr. Castelli has received an automobile allowance from the Company for the last three fiscal years of $700 per month.

     (4) Mr. O'Brien has received an automobile allowance from the Company for the last three fiscal years of $500 per month.

     (5) In May 1996, options exercisable to purchase 20,000 shares of Common Stock were repriced from an exercise price of $2.00 per share to $0.75 per share.

     (6) Represents the portion of Mr. Cerabona's base salary of $102,000 per annum for the portion of fiscal 1997 for which Mr. Cerabona was employed by the Company.

     (7) Mr. Cerabona has received an automobile allowance from the Company for the last fiscal year of $500 per month.

     (8) Of these options, options to purchase 25,000 shares of Common Stock will vest either upon the completion by Mr. Cerabona of one year of employment with the Company or upon the sale, merger or acquisition of the Company to or by a third party.

                          --------------------------


                              Options/SAR Grants in Last Fiscal Year
                                          Individual Grants
                                          -----------------

                      Number of Shares      % of Total
                      of Common Stock       Options/SARs
                      Underlying            Granted to
                      Options/SARs          Employees in      Exercise or Base     Expiration
Name                  Granted (#)           Fiscal Year(1)    Price($/Share)       Date
----                  ----------------      --------------    ----------------     ----------
Lee W. Hill             400,000/0 (2)           39.6%              $0.75           April 30, 2001

Charles Castelli        162,000/0 (3)           16.1%              $0.75           April 30, 2001

Mark O'Brien            125,000/0 (4)           12.4%              $0.75           April 30, 2001

Thomas V. Cerabona       75,000/0 (5)            7.4%              $0.75           April 30, 2001

-------------------

     (1) Assumes full vesting of options. Includes options exercisable to purchase 340,000 shares of Common Stock as to which the exercise price per share was lowered from $2.00 to $0.75.

     (2) In May 1996 options exercisable to purchase 250,000 shares of Common Stock were repriced from an exercise price of $2.00 per share to $0.75 per share.

     (3) Options exercisable to purchase 100,000 shares of Common Stock do not vest until the Company realizes a net profit for two consecutive quarters.

     (4) In May 1996 options exercisable to purchase 20,000 shares of Common Stock were repriced from an exercise price of $2.00 per share to $0.75 per share. Options exercisable to purchase 25,000 shares of Common Stock do not vest until the Company achieves positive net income for two consecutive quarters.

     (5) Options to purchase 25,000 shares of Common Stock vested immediately, options to purchase an additional 25,000 shares of Common Stock vested upon the completion by Mr. Cerabona of one year of employment with the Company and options to purchase the remaining 25,000 shares of Common Stock vest upon the sale, merger, or acquisition of the Company to or by a third party.

                          --------------------------


                          Aggregated Option/SAR Exercises in Last
                         Fiscal Year and FY-End Option/SAR Values
                         ----------------------------------------

                          Number of Shares
                          of Common Stock
                          Underlying                             Value of Unexercised
                          Unexercised Options/                   In-the-Money Options/
                          SARs at FY-end (#)                     SARs at FY-End (#)
Name                      Exercisable/Unexercisable              Exercisable/Unexercisable(1)
----                      -------------------------              ----------------------------
Lee W. Hill               400,000 Options Exercisable/           $892,000/$0
                          0 Options Unexercisable                $138,260/$0

Charles Castelli          62,000 Options Exercisable/            $223,000/$0
                          100,000 Options Unexercisable

Mark O'Brien              100,000 Options Exercisable/           $223,000/$0
                          0 Options Unexercisable

Thomas V. Cerabona        50,000 Options Exercisable/            $111,500/$55,750
                          25,000 Options Unexercisable

(1) Based on average of bid and asked prices per share of the Company's Common Stock on January 31, 1997.
                           ------------------------
Employment Agreements
---------------------

     On March 1, 1993, the Company entered into an employment agreement with Mr. Lee W. Hill. The agreement provides for an annual salary of $96,000 for the first year of the agreement, $120,000 for the second year of the agreement and $150,000 for the third and fourth years of the agreement. In addition, the agreement provides for an annual bonus of not less than $25,000 for each year of the agreement. Mr. Hill was also granted options to purchase up to 250,000 shares of Common Stock of the Company at an exercise price equal to $2.00 per share. By letter (the "Letter Amendment") dated May 1, 1996, Mr. Hill and the Company agreed to extend his employment agreement for two additional years, with certain modifications. The Letter Amendment provides for an annual salary of $150,000 per year, until such time as the Company has positive operating income for at least two consecutive fiscal quarters, at which time Mr. Hill's annual salary will be increased to $175,000. In addition, at such time as the Company has positive net income for at least two consecutive fiscal quarters, Mr. Hill's annual salary will be increased to $200,000 per year. This bonus provision of the Letter Agreement replaces the salary compensation provision contained in Mr. Hill's original employment agreement. In consideration of entering into the Letter Amendment, the Company granted Mr. Hill 75,000 options to purchase Common Stock at an exercise price equal to $0.75 per share. This exercise price was based on the market price of the Company's Common Stock at the close of business on April 30, 1996, which was $0.75 per share.

     On May 1, 1996, the Company and Mr. Charles Castelli, the Company's Chairman and CTO, entered into an employment agreement. This agreement provides for an annual salary of $102,000 during each of the two years of the term thereof, unless the Company has positive operating income for two consecutive fiscal quarters, in which case Mr. Castelli's annual salary is increased to $120,000 per year. In addition, at such time as the Company has positive net income for at least two consecutive fiscal quarters, Mr. Castelli's annual salary will be increased to $200,000 per year. Mr. Castelli is also entitled to an annual performance bonus, which is determined by the Company's Board of Directors based on certain performance criteria. Moreover, Mr. Castelli was granted 100,000 options to purchase Common Stock at an exercise price equal to $0.75 per share (subject to the Company achieving a net profit for two consecutive fiscal quarters) as further consideration for entering into his employment agreement. This exercise price was based on the market price of the Company's Common Stock at the close of business on April 30, 1996, which was $0.75 per share.

     On March 15, 1996, the Company and Mr. Thomas V. Cerabona, the Company's Vice President of Operations, entered into an employment agreement. This Agreement provides for an annual salary of $102,000 per year. Mr. Cerabona is also entitled to an annual performance bonus, which is determined by the Company based on certain performance criteria. Mr. Cerabona was granted 75,000 options to purchase Common Stock at an exercise price of $0.75 per share as further consideration for entering into his employment agreement. The exercise of 25,000 of these options is conditioned upon the Company being sold, merged or acquired by a third party,

     On May 1, 1996, the Company and Mr. Mark O'Brien, the Company's Vice President of International Operations, entered into an employment agreement. This Agreement provides for an annual salary of $84,000 per year during each of the two years of the term thereof. In addition, Mr. O'Brien is entitled to receive a sales commission of two percent (2%) of sales of product from certain designated accounts, paid quarterly. Mr. O'Brien is also entitled to an annual performance bonus, which is determined by the Company based on certain performance criteria. Mr. O'Brien was granted 62,500 options to purchase Common Stock at an exercise price of $0.75 per share were granted to Mr. O'Brien as further consideration for entering into his employment agreement. This exercise price was based on the market price of the Company's Common Stock at the close of business on April 30, 1996, which was $0.75 per share. In addition, Mr. O'Brien was granted 25,000 additional options to purchase Common Stock at an exercise price of $0.75 per share, such options only vesting if during the term of his employment agreement the Company has positive net income for at least two consecutive fiscal quarters.

     Directors are not compensated in their capacities as directors but are reimbursed reasonable expenses in connection with attendance at meetings.

Compensation Committee Report on Repricing of Options

     The Compensation Committee approved the repricing as of April 30, 1996 of existing stock options with exercise prices of $2.00 per share previously granted to Messrs. Hill and O'Brien and to Mr. Ken Weiner (who was then the Company's Chief Financial Officer) to $0.75 per share. The market price per share at such time was $0.75.

     Prior to such repricing, due to the fact that the exercise prices of such options were so far above the market price, the Compensation Committee concluded that such options were no longer effectively acting as incentives to Messrs. Hill, O'Brien and Weiner. The Compensation Committee determined that in order to ensure that such options acted as incentives to such employees, it would reprice such options to the market price at such time.


Item 11. Security Ownership of Certain Beneficial Owners and Management.
--------

     Security Ownership of Certain Beneficial Owners. To the knowledge of the Company, the following table lists those parties (other than Messrs. Castelli, Kane and Linley, each of whose beneficial ownership is disclosed in the immediately following table) who beneficially owned more than 5% of the Company's Common Stock outstanding as of April 21, 1997:


                                          Common Stock $0.001 par value
                                          -----------------------------
Name and Address of            Amount of Beneficial    Approximate Percentage
Beneficial Owner                    Ownership                   of Class
-------------------            --------------------    ----------------------
IBJS Capital Corporation           896,746 (1)                    7.6%
One State Street
New York, NY  10004

Mr. Piers M. MacDonald             777,400 (2)(3)                 7.2%
c/o Gulfstream Partners,
L.P.
Two Greenwich Plaza, Ste.
100
Greenwich, CT 06830

------------------

(1) Comprised of (i) 617,665 shares of Common Stock currently acquirable upon the conversion of a $1,000,000 Senior Secured Convertible Debenture, (ii) 219,081 shares of Common Stock currently acquirable upon the exercise of warrants to purchase Common Stock at an exercise price equal to $1.83 per share, and (iii) 60,000 shares of Common Stock currently acquirable upon the exercise of warrants to purchase Common Stock at an exercise price equal to $1.50 per share.

(2) Includes 367,000 shares of Common Stock owned by Gulfstream Partners, L.P. ("Gulfstream"), a limited partnership of which Mr. MacDonald is managing general partner.

(3) Includes 321,000 shares of Common Stock which are owned jointly by Mr. MacDonald and his wife, Bonner MacDonald.

                           ------------------------

     Security Ownership of Management. The following table sets forth, as of April 21, 1997, the number of outstanding shares of the Common Stock beneficially owned by each director and each executive officer referred to in the immediately preceding table (together, the "Executive Officers") individually, and by all current directors and executive officers as a group without naming them. Except as otherwise indicated, each of the following persons has sole voting and investment power with respect to the shares beneficially owned by him.

                                           Common Stock $0.001 par value
                                      ----------------------------------------
     Name and Address of               Beneficial       Approximate Percentage
     Beneficial Owner                  Ownership               of Class
     -------------------              -------------     ----------------------
     Jon Carvalho                       120,000 (1)               1.3%
     R. Sapateiros 219-E-DE,
     1100 Lisbon, Portugal
                                                                 17.0%
     Charles Castelli                 1,862,000 (2)
     141 E. Central Boulevard
     Palisades Park, New Jersey

     Thomas V. Cerabona                  50,000 (3)                * %
     3061 Dahlia Court
     Yorktown Heights, New York

     Lee W. Hill                        400,000 (4)               3.7%
     62 Arch Street
     Riverside, Connecticut

     Patrick J. Kane                    850,000 (5)               7.8%
     66 Pearl Street, Apt. 309
     New York, New York

     James E. Linley                    609,600 (6)               5.6%
     210 Banks Road
     Easton, Connecticut

     Mark O'Brien                       100,000 (7)                * %
     485 Camp Fuller Road
     Wakefield, Rhode Island

                                           Common Stock $0.001 par value
                                      ----------------------------------------
     Name and Address of               Beneficial       Approximate Percentage
     Beneficial Owner                  Ownership               of Class
     -------------------              -------------     ----------------------
     Daniel Zwiren                      204,999 (8)               1.9%
     100 Warren St., Apt 1908
     Jersey City, New Jersey

     Executive Officers and
     Directors as a Group (8          4,196,599 (9)              33.8%
     persons)

------------------

(1) Includes of 50,000 shares currently acquirable upon the exercise of 50,000 options to purchase Common Stock of an exercise price equal to $1.00 per share.

(2) Includes 62,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $0.75 per share.

(3) Comprised of 50,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $0.75 per share.

(4) Comprised of 400,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $0.75 per share.

(5) Includes 50,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $0.75 per share.

(6) Includes 9,600 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $0.75 per share, 3,100 of which options are held by Anna Linley, his wife, who is also an employee of the Company.

(7) Comprised of 100,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $0.75 per share.

(8) Includes 171,666 shares currently acquirable upon the exercise of 13,333 Warrants to purchase Common Stock at an exercise price equal to $1.50 per share, 33,333 Warrants to purchase Common Stock at an exercise price equal to $1.00 per share, 75,000 options to purchase Common Stock at an exercise price equal to $0.75 per share and 50,000 shares of Common Stock currently acquirable upon conversion of a Subordinated Convertible Debenture, having a conversion rate of $2.00 per share.

(9) Includes 1,186,466 shares currently acquirable upon the exercise of warrants or options to purchase Common Stock at an exercise price equal to $0.75 per share and 360,000 shares currently acquirable upon the exercise of warrants or options to purchase Common Stock at an exercise price equal to $2.00 per share.

*Represents less than one percent (1%) of the Company's issued and outstanding Common Stock.

                               ----------------

Item 12. Certain Relationships and Related Transactions.
--------

     On May 26, 1995, the Company entered into a Stock Purchase Agreement with Gulfstream Partners, L.P. ("Gulfstream") and the other "Purchasers" named therein, pursuant to which the Company sold to Gulfstream and such Purchasers
(i) 600,000 shares of Common Stock, and (ii) warrants (the "Gulfstream Warrants") to subscribe for an additional 60,000 shares of the Company's Common Stock at an initial exercise price of $3.00 per share1, in consideration of $600,000 or $1.00 per share. Both the price at which such Common Stock was sold to Gulfstream and the exercise price for the Gulfstream Warrants were the result of negotiations between Gulfstream and the Company. The exercise price of the Gulfstream Warrants is subject to adjustment upon the occurrence of (i) subdivision or Common Stock dividend on the outstanding Common Stock, (ii) a combination of outstanding Common Stock or (iii) a reclassification, reorganization or consolidation of the outstanding Common Stock or, in certain instances, the merger or consolidation of the Company with or into another person or a sale of all or substantially all of the assets of the Corporation. The Gulfstream transaction caused the initial conversion rate of the $1,000,000 10% Senior Secured convertible Debenture issued to IBJS Capital Corporation ("IBJS") on October 27, 1994 (the "Debenture") to be adjusted to $1.711, thereby increasing the number of shares of the Company's Common Stock into which the Debenture may be converted to 584,454. Likewise the initial exercise price of the 200,000 warrants to purchase the Company's Common Stock with an initial exercise price of $2.00 per share issued by the Company to IBJS in connection with the issuance of the Debenture (the "IBJS Warrants") was decreased to $1.948, thereby increasing the number of

------------------
     /1/ The market price of the Company's Common Stock at the close of business on May 26, 1995 was $1.31 per share.

shares of the Company's Common Stock issuable upon exercise of the IBJS Warrants to 205,339. No adjustment to the exercise price of the Gulfstream Warrants has occurred.

     During the summer of 1995, the Company offered and sold 70 "Units" to accredited investors in a private placement, each Unit consisting of 18,500 shares of Common Stock and 4,625 warrants to purchase Common Stock at an exercise price equal to $3.50 per share, and having a term of five years. All Units were sold to accredited investors for an aggregate purchase price equal to $1,424,500. The consummation of this transaction caused the then effective conversion rate of the Debenture to be decreased to $1.651, thereby increasing the number of shares of Common Stock into which the Debenture may be converted to 605,693 shares. The exercise price of the IBJS Warrant was also decreased to $1.865, thereby increasing the number of shares of the Company's Common Stock issuable upon exercise of the IBJS Warrants to 214,500 shares of Common Stock.

     On August 10, 1995, the Company consummated a transaction with existing securities holders of the Company, whereby such persons exercised all or a portion of their then outstanding warrants to purchase Common Stock at a discounted exercise price equal to $1.00. The then current exercise price of the Warrants was $3.00 per share. In addition, the Company issued to each such security holder new Warrants to purchase Common Stock at a price of $1.00 per share in an amount equal to the number of Warrants that were then exercised by such security holder. Two of the security holders in this transaction were Messrs. Zwiren and Carvalho, both current directors of the Company. Mr. Zwiren exercised 33,333 Warrants (and received 33,333 new Warrants) and Mr. Carvalho exercised 20,000 Warrants (and received 20,000 new Warrants).

     On April 30, 1996, Linkon issued an aggregate amount of 340,000 options to purchase Common Stock, each having an exercise price of $0.75 per share, to four employees, in exchange for the surrender for cancellation by such employees of an equal number of previously-issued warrants to purchase Common Stock at a price of $2.00 per share. Lee Hill exchanged 250,000 options as aforesaid, Mark O'Brien exchanged 20,000 options as aforesaid and Ken Weiner exchanged 50,000 options as aforesaid.

     In November of 1996, the Company was able to consummate a receivables debt financing with IBJS, secured primarily by the Company's rights under the $2.7M purchase orders from AT&T. The financing was established specifically for this AT&T purchase order. Linkon completed the AT&T order and has fulfilled its obligations, and this particular financing arrangement with IBJS has subsequently been terminated. In connection with this financing, Linkon granted IBJS a warrant to purchase up to 60,000 shares of the Company's Common Stock at an initial exercise price, subject to adjustment upon the occurrence of certain events, of $1.50 per share. In addition, Linkon and IBJS entered into an Amendment No. 1 to the October 27, 1994 Securities Purchase Agreement pursuant to which IBJS acquired the Debenture. The amendment, among other things, allows Linkon to enter into customary types of revolving credit and factoring arrangements without needing IBJS's consent. Also in November of 1996, Gulfstream and certain of the other purchasers, with the consent of the Company, exercised 113,000 warrants purchased by them in the summer of 1995, and having an exercise price of $3.50 per share, for an exercise price of $1.50 per share.

     Based upon the securities issuances described in the three immediately preceding paragraphs, the exercise price of the IBJS Warrant was decreased to $1.83, thereby increasing the number of shares of Common Stock acquirable upon the exercise of the IBJS Warrant to 219,081, and the conversion rate of the Debenture held by IBJS was reduced to $1.62, thereby increasing the number of shares of Common Stock that IBJS could acquire upon the conversion of the Debenture to 617,665.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)(1) Financial Statements.

     The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules                                F-1

Report of Independent Certified Public Accountants                         F-2

Consolidated Balance Sheets - January 31, 1997 and 1996                    F-3

Consolidated Statements of Operations - Two years ended                    F-4
  January 31, 1997 and 1996

Consolidated Statements of Cash Flows - Two years ended                    F-5
  January 31, 1997 and 1996

Consolidated Statements of Stockholders' Equity - Two years ended          F-6
  January 31, 1997 and 1996

Notes to Financial Statements                                              F-7

(b) Reports on Form 8-K

     None.

(c) Exhibits

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit A to the Company's Proxy Statement regarding the Annual Meeting of Stockholders held on March 25, 1997).

3.2  Amended and Restated By-laws (filed herewith).

4.1 10% Senior Secured Convertible Debenture Purchase Agreement, dated October 27, 1994, between the Company and IBJS Capital Corporation, including forms of the Company's Senior Debentures and Warrant Certificates issued on October 27, 1994 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the fiscal year ended January 31, 1995).

4.2 Amendment No. 1 to Securities Purchase Agreement, dated as of November 14, 1996, between the Company and IBJS Capital Corporation (filed herewith).

4.3 Convertible Subordinated Debenture Purchase Agreement, dated July 29, 1994, between the Company and the purchasers of subordinated debentures set forth therein, including forms of the Company's Subordinated Debentures and Warrant Certificates issued on July 29, 1994 and the October 27, 1994 agreement between said parties amending the same (incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the fiscal year ended January 31, 1995).

4.4 Placement Agent Agreement, dated January 14, 1994, between the Company and Sloan Securities Corp., including forms of the Company's Warrant Certificates, issued on January 28, 1994, February 28, 1994 and April 30, 1994 and the October 27, 1994 agreement between said parties amending the same (incorporated by reference to Exhibit 4.3 to the Company's Form 10-KSB for the fiscal year ended January 31, 1995).

4.5 Employment Agreement dated March 1, 1993 between the Company and Mr. Lee W. Hill (incorporated by reference to Exhibit 4.4 to the Company's Form 10-KSB for the fiscal year ended January 31, 1995).

4.6 Employment Agreement Extension dated May 1, 1996 between the Company and Mr. Lee W. Hill (filed herewith).

4.7 Employment Agreement dated May 1, 1996 between the Company and Mr. Charles Castelli (filed herewith).

4.8 Employment Agreement dated March 15, 1996 between the Company and Mr. Thomas V. Cerabona (filed herewith).

4.9 Employment Agreement dated May 1, 1996 between the Company and Mr. Mark O'Brien (filed herewith).

4.10 Lease Agreement dated March 19, 1991 between the Company and Sherman Street Limited Partnership (incorporated by reference to Exhibit 12 (xiii) to the Company's Registration Statement on Form S-1 (File Number 33-44506) which became effective on August 20, 1992).

4.11 Linkon Corporation 1996 Stock Option and Performance Incentive Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement regarding the Annual Meeting of Stockholders held on March 25, 1997).

27   Financial Data Schedule (submitted herewith).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 28th day of April, 1996.

                                       LINKON CORPORATION




                                       By: /s/ Lee W. Hill
                                          --------------------------------------
                                          Lee W. Hill, Chief Executive
                                          Officer, President and Director


                                       By: /s/ Thomas V. Cerabona
                                          --------------------------------------
                                          Thomas V. Cerabona, Vice President
                                          of Operations and Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                              Title                 Date
---------                              -----                 ----
/s/ Charles Castelli                   Director          April 28, 1997
-------------------------
Charles Castelli



/s/ Lee W. Hill                        Director          April 28, 1997
-------------------------
Lee W. Hill


/s/ Daniel Zwiren                      Director          April 28, 1997
-------------------------
Daniel Zwiren

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                  AND SCHEDULES
                                  -------------

LINKON CORPORATION                                                          Page
------------------                                                          ----
Index to Financial Statements and Schedules                                 F-1

Report of Independent Certified Public Accountants                          F-2

Consolidated Balance Sheets - January 31, 1997 and 1996                     F-3

Consolidated Statements of Operations - Two years ended                     F-4
                                 January 31, 1997 and 1996

Consolidated Statements of Cash Flows - Two years ended                     F-5
                                 January 31, 1997 and 1996

Consolidated Statements of Stockholders' Equity - Two years ended           F-6
                                 January 31, 1997 and 1996

Notes to Consolidated Financial Statements                                  F-7

To the Board of Directors
and Stockholders
Linkon Corporation
Fairfield, Connecticut

     We have audited the accompanying consolidated balance sheet of Linkon Corporation as of January 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Linkon Corporation as of January 31, 1997 and 1996 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                                /s/ Feldman Radin & Co., P.C.

                                                Feldman Radin & Co., P.C.
                                                Certified Public Accountants
New York, New York
April 21, 1997

                              LINKON CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   JANUARY 31,

                                    ASSETS
                                    ------

                                                                          1997                       1996
                                                                          ----                       ----
Current Assets
--------------
   Cash and Cash Equivalents ( Note 3 ) :                                $630,726                 $522,569
   Certificate of Deposit ( Note 3 ) :                                         --                   63,934
   Accounts Receivable ( Note 3 ) :                                       433,498                  611,387
   Notes Receivable                                                        51,000                   51,000
   Other Receivables                                                        3,359                   51,213
   Inventory (Note 3 ) :                                                  628,498                  888,655
   Prepaid Expenses                                                        58,513                   27,406

                                                                     --------------           --------------
         Total Current Assets                                            1,805,594                2,216,164
                                                                     --------------           --------------

Machinery & Equipment ( Note 3 ) :
----------------------------------
   Machinery & Equipment, at cost                                        1,262,341                1,046,008
   Equipment under Capital Leases                                          123,156                  156,965
                                                                     --------------           --------------
                                                                         1,385,497                1,202,973
   Less: Accumulated Depreciation                                         (869,902)                (696,283)
                                                                     --------------           --------------

   Machinery & Equipment, Net                                              515,595                  506,690
                                                                     --------------           --------------

Other Assets
------------
   Software - Net ( Note 3 ) :                                             990,668                  928,148
   Investments, at cost                                                     34,613                  375,182
   Prepaid Financing Costs                                                  28,756                   39,213
   Security Deposits                                                         8,195                   19,931
                                                                     --------------           --------------
                                                                         1,062,232                1,362,474
                                                                     --------------           --------------
                                                                        $3,383,421               $4,085,328
                                                                     --------------           --------------

                       Liabilities and Stockholders Equity
                       -----------------------------------

Accounts Payable                                                          $656,127               $1,004,125
Bank Loan Payable                                                               --                   30,230
Taxes Payable ( Notes 5 and 8 ) :                                            5,000                   18,108
Interest Payable ( Note 7 and 8 )  :                                        86,111                  100,000
Accrued Expenses                                                           148,132                    7,272
                                                                     --------------           --------------
              Total Current Liabilities                                    895,370                1,159,735
                                                                     --------------           --------------

Long - Term Debt ( Note 7 ) :                                            1,291,810                1,251,265
                                                                     --------------           --------------

Commitments ( Note 6 ) :                                                        --                       --
------------------------

Stockholders Equity ( Note 4 ) :
--------------------------------
Common Stock. $.001 Par Value,
      25,000,000 shares authorized,
     10,866,252 shares issued and
      outstanding (1997)
      10,753,252 shares issued and
      outstanding (1996)                                                    10,867                   10,754
Capital in Excess of Par Value                                           9,329,296                9,129,970
Accumulated Deficit                                                     (8,143,922)              (7,466,396)
                                                                     --------------           --------------
                 Total Stockholders Equity                               1,196,241                1,674,328
                                                                     --------------           --------------
                                                                        $3,383,421               $4,085,328
                                                                     --------------           --------------

 The accompanying footnotes are an integral part of these financial statements

                              LINKON CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEAR ENDED JANUARY 31,


                                                                  1997                     1996
                                                                  ----                     ----
Revenues (Note 2):                                             $4,405,315               $1,418,432

Cost of Goods Sold
  Product                                                       2,210,835                  638,532
  Software amortization (Notes 3 and 9):                          336,670                  227,530
                                                           ---------------            -------------

Gross Margin On Sales                                           1,857,810                  552,370
                                                           ---------------            -------------

Selling, General and
  Administrative Expenses                                       2,400,660                2,385,255

Research and Development                                          305,864                  425,856

Provision for Doubtful Accounts                                   271,216                  392,000
                                                           ---------------            -------------
                                                                2,977,740                3,203,111
                                                           ---------------            -------------

Operating Loss                                                 (1,119,930)              (2,650,741)
                                                           ---------------            -------------

Other Income (Expense)
----------------------
  Interest Income                                                   6,661                   13,248
  Interest Expense                                               (233,152)                (157,960)
  Gain (Loss) on Foreign Currency
        Translation                                                  (491)                     536
  Gain (Loss) on Sale of Securities                               679,909                  --
                                                           ---------------            -------------
                                                                  452,927                 (144,176)
                                                           ---------------            -------------

Loss Before Income Taxes                                         (667,003)              (2,794,917)
Income Taxes                                                       10,523                    1,571
                                                           ---------------            -------------
Net Loss                                                        ($677,526)             ($2,796,488)
                                                           ===============            =============

Loss Per Share (Note 3):                                           ($0.06)                  ($0.30)
                                                           ===============            =============

Weighted Average Number of Shares
   Outstanding                                                 10,781,502                9,470,186
                                                           ===============            =============





 The accompanying footnotes are an integral part of these financial statements


                              LINKON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEAR ENDED JANUARY 31,

                                                                          1997                  1996
                                                                          ----                  ----
Cash Flows From Operating Activities:
-------------------------------------
Net Loss                                                                ($677,526)           ($2,796,488)
Add : Adjustments to Reconcile Net Loss to
  Net Cash Used in Operating Activities:
      Depreciation & Amortization                                         546,019                395,547
Less : Gain on Sale Marketable Securities                                (679,909)               --

Changes in Assets and Liabilities:
----------------------------------
(Increase) Decrease in Certificate of Deposit                              63,934                 (3,934)
(Increase) Decrease in Accounts Receivable                                177,889                315,680
(Increase) Decrease in Other Receivables                                   47,854                 46,046
(Increase) Decrease in Inventory                                          260,157                225,554
(Increase) Decrease Prepaid Expenses                                      (31,107)               (15,960)
(Increase) Decrease in Software                                          (399,190)              (435,914)
(Increase) Decrease in Deferred Offering Costs                               --                   29,019
(Increase) Decrease in Security Deposits                                   11,736                  5,749
Decrease in Prepaid Financing Costs                                        10,457                 13,072
Increase (Decrease) in Accounts Payable                                  (347,998)               203,896
Increase (Decrease) in Interest Payable                                   (13,889)                56,241
Increase (Decrease) in Taxes Payable                                      (13,108)                 5,913
Increase (Decrease) in Accrued Expenses                                   140,860                    (60)
                                                                     -------------         --------------
Net Cash Used in Operating Activities                                   ($903,821)           ($1,955,639)
                                                                     -------------         --------------

Cash Flows From Investing Activities:
-------------------------------------
    Cash Paid to Purchase Equipment                                      (147,710)              (216,433)
    Investment in Non-Marketable Securities                                   479                   (357)
    Proceeds from Sale of Marketable Securities                         1,020,000                   --
                                                                     -------------         --------------

Net Cash Provided by (Used in) Investing Activities                       872,769               (216,790)
                                                                     -------------         --------------
Cash Flows from Financing Activities:
-------------------------------------
    Proceeds from Sale of Common Stock                                    169,439              2,148,402
    Principal Payments on Debt                                             --                    (39,281)
    Repayment of Bank Debt - net                                          (30,230)                  --
    Principal Payments Under Capital Lease Obligations                     --                     (6,583)
                                                                     -------------         --------------
Net Cash Provided by Financing Activities                                 139,209              2,102,538
                                                                     -------------         --------------
Net Increase (Decrease) in Cash                                           108,157                (69,891)

Cash and Cash Equivalents at Beginning of Year                            522,569                592,460
                                                                     -------------         --------------
Cash and Cash Equivalents at End of Period                               $630,726               $522,569
                                                                     =============         ==============




 The accompanying footnotes are an integral part of these financial statements

                              LINKON CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED JANUARY 31, 1997 AND 1996




                                               Common Stock                   Capital in
                                                                              Excess of         Accumulated
                                          Shares             Amount           Par Value           Deficit           Totals
                                          ------             ------          ----------         -----------         ------
Balances
  January 31, 1995                       8,599,919             8,600          $6,983,722        ($4,669,908)       $2,322,414


Issuance of Common
 Stock, Net of Expenses                  2,153,333             2,154           2,146,248             --             2,148,402


Net Loss for Year
    Ended January 31, 1996                  --                 --                --              (2,796,488)       (2,796,488)


                                  --------------------------------------------------------------------------------------------
Balances
  January 31, 1996                      10,753,252            10,754           9,129,970         (7,466,396)        1,674,328


Issuance of Warrants                        --                 --                 30,000             --                30,000

Issuance of Common
 Stock, Net of
 Expenses                                  113,000               113             169,326             --               169,439


Net Loss for Year
    Ended January 31, 1997
                                            --                 --                --                (677,526)         (677,526)
                                  --------------------------------------------------------------------------------------------

Balances
   January 31, 1997                     10,866,252            10,867          $9,329,296        ($8,143,922)       $1,196,241
                                  ============================================================================================

 The accompanying footnotes are an integral part of these financial statements

                               LINKON CORPORATION
                               ------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                JANUARY 31, 1997
                                ----------------


NOTE 1 -  BUSINESS DESCRIPTION
          --------------------

The Company operates principally in the industry segment which includes the business of manufacturing and marketing computer peripheral hardware and software products for the automated voice response, telecommunications, computer and multimedia communications industries.

NOTE 2 - ECONOMIC DEPENDENCY
         -------------------

During the fiscal year ended January 31, 1997 two of the Company's major customers accounted for approximately 70% and 10% or $3,084,415 and $447,296 respectively of revenues. The Company's largest customer accounted for approximately 20%, or $277,000 of revenue for the year ended January 31, 1996.



NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------
Sales of production are recorded upon shipment. An allowance for estimated returns is provided if appropriate.

Fair Value of Financial Instruments
-----------------------------------
Effective January 31, 1996, the company adopted SFAS No. 107 Disclosures about Fair Value of Financial Instruments. The statement requires disclosure about the fair value of financial instruments for which it is practicable to estimate that value. Accordingly, the company has determined that the carrying amount of its financial instruments reported in the balance sheet including Cash, Accounts Receivable, Notes Receivable, Other Receivables, Accounts Payable, Accrued Expenses, and Interest Payable approximate fair value based on the short term maturity of these instruments.

The company has estimated that its long term debt reported on the balance sheet approximates fair value based on the stated rate of interest and the risk associated with this instrument.

Accounting for Long Lived Assets
--------------------------------
Under the requirements of SFAS No. 121 Accounting for Long-Lived-Assets and for Long-Lived-Assets to be Disposed of, the company is obligated to recognize an impairment loss on its machinery and equipment whenever the sum of the expected future cash flows resulting from the use of the machinery and equipment is less than its carrying amount. As of January 31, 1997 no impairment exists with respect to the company's long-lived-assets.

Method of Accounting
--------------------
The Company utilizes the accrual basis method of accounting for both financial reporting and income tax purposes. Accordingly, revenues are recognized when earned, rather than when received and expenses are recorded when incurred, rather than when paid.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------
The Company believes all receivable are collectible unless information to the contrary is obtained. In the event such information is received the Company establishes an allowance for uncollectible portions. At January 31, 1997 the allowance was $ 282,298, and at January 31, 1996 the allowance was $ 412,000.

                            LINKON CORPORATION
                            ------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                JANUARY 31, 1997
                                ----------------

Inventory
---------
Inventory is valued at the lower of cost or market value, using the first-in, first-out (FIFO) method, and consists of:

                                1997                      1996
                                ----                      ----
Raw Materials                 $ 173,955                 $ 130,830
Work in Process                  62,874                   241,311
Finished Goods                  641,669                   666,514

Less : Allowance Account       (250,000)                 (150,000)
                             ===========              ============
                              $ 628,498                 $ 888,655
                             ===========              ============

Machinery and Equipment and Capital Leases
------------------------------------------
Machinery and equipment are stated at cost. Capital leases are stated at the lesser of the present value of the minimum lease payments or the fair market value of the leased property. Property, equipment and capital leases are comprised predominantly of computer equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are provided for utilizing the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the years ended January 31, 1997 and 1996 was $ 193,612 and $ 168,017, respectively.

NOTE 3 - (CONTINUED)
         -----------

Capitalized Software Costs
--------------------------
Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to the establishment of technological feasibility to produce the finished product are generally capitalized. The Company has capitalized software costs included in Other Assets in the Consolidated Balance Sheet. Amounts capitalized were $399,190 and $ 435,914 for the years ended January 31,1997 and 1996, respectively. Amortization of prior years capitalized software costs are included in the Cost of Goods Sold section of the Consolidated Statements of Operations and amounted to $336,670 and $227,530 for the years ended January 31, 1997 and 1996, respectively.

Income Taxes
------------
The Company has adopted Financial Accounting Standards Board Statement No.109, "Accounting for Income Taxes", which requires an asset and liability approach to accounting for income taxes. Deferred income taxes are recorded for temporary differences between taxable income and pretax financial income and the tax bases of assets or liabilities and their reported amounts in the financial statements.

Loss Per Share
--------------
Loss per share is based on the number of shares outstanding. No effect has been given to outstanding warrants as the result would be antidilutive.

NOTE 4 - CAPITAL CONTRIBUTION
         --------------------

Employee Stock Options
----------------------
During the year ended January 31, 1997, the Board of Directors of the Company adopted, subject to stockholder approval, the Linkon Corporation 1996 Stock Option and Performance Incentive Plan (the "Option Plan"). This plan provides for awards of up to 1,000,000 shares of Common Stock to employees of the Company and its subsidiaries during the term of the Option Plan. These shares have been reserved by the Board of Directors from the Company's authorized but unissued shares of Common Stock.
On April 30, 1996 the Company granted 582,400 incentive stock options to employees and directors. These options are exercisable at $0.75 per share until April 30, 2006 and subject to the approval of the Stock Option Plan, will qualify for incentive stock option treatment under the Internal Revenue Code of 1986. There is no compensation recorded as a result of the grant of these options as the Company is following accounting prescribed in APB Opinion #25 and the stock price at the time of the grant was $0.75 per share.
On March 25, 1997, at the Company's Annual Stockholders' Meeting, the "Option Plan" was approved by a majority of the stockholders of the Company.

During the year ended January 31, 1997 the Company retired 340,000 options at an exercise price of $2.00 per share held by key employees of the Company, and reissued these options to the same employees on April 30, 1996 at an exercise price of $0.75 per share. No compensation was recorded on the reissuance of these options as the exercise price granted on April 30, 1996 was equal to the common stock market price.

Options and warrants to purchase 2,568,682 shares of the Company's common stock were exercisable at prices ranging from $0.75 to $3.50 per share at January 31, 1997. Outstanding options and warrants expire at various dates through April, 2006.

                               LINKON CORPORATION
                               ------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                JANUARY 31, 1997
                                ----------------

NOTE 4 - (CONTINUED)
         -----------

The following table summarizes the changes in options and warrants outstanding and the related price ranges for shares of the Company's common stock.

                                            Stock Options and Warrants
                                            --------------------------
                                        Shares                      Price
            Outstanding at
           January 31, 1995              1,627,401              $0.75 to $3.00
                  Granted                  640,316              $1.50 to $3.50
                 Exercised                (258,333)                  $2.00
                  Expired                    --                        --
                  Retired                    --                        --
                                   ----------------

            Outstanding at
           January 31, 1996              2,009,384              $0.75 to $3.50
                  Granted                1,152,298              $0.75 to $2.50
                 Exercised                (113,000)                  $1.50
                  Expired                 (140,000)             $0.75 to $2.05
                  Retired                 (340,000)                  $2.00
                                   ----------------

            Outstanding at
           January 31, 1997              2,568,682              $0.75 to $3.50
                                   ================

The Company has adopted the disclosure only provisions of SFAS 123 Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Company's option plans been determined based on fair value at the grant date for the awards in 1997 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to $807,151 and $.07 for the year ended January 31, 1997.
The fair value of each option grant is estimated based on the date of grant using the Black - Scholes option pricing model with the following assumptions used for grants: No dividend yield; expected volatility of 68%; risk free interest rate of 6.5%; and expected lives of 3 years.

NOTE 5 - INCOME TAXES
         ------------

As of January 31, 1997, the Company had net operating loss carryforwards of approximately $7,900,00, for both book and tax purposes, expiring from 2005 to 2012. These carryforwards are subject to possible limitations on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which result in a more than 50 percentage point change in ownership.

At this time, the Company does not believe it can reliably predict profitability beyond the current fiscal year. Accordingly, the deferred tax asset applicable to operations subsequent to January 31, 1997 has been reduced in its entirety by the valuation allowance. For the period ending January 31, 1997, the provision for taxes is comprised only of appropriate state income taxes.

Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the years ended January 31, 1997 and 1996, respectively is as follows:

                                                                                  1997                1996
                                                                                  ----                ----
Loss Before Income Taxes                                                         ($677,526)         ($2,796,488)
                                                                                ===========        =============
Computed expected tax benefit                                                      230,359              951,000
Operating loss for which no benefits were provided                                (230,359)            (951,000)
Benefit provided by net operating loss carryforward
Reduction of Deferred Federal Tax
Provision for alternative minimum tax
State and local tax provision                                                      (10,523)              (1,571)
                                                                                -----------        -------------
Provision for income taxes                                                        ($10,523)             ($1,571)
                                                                                ===========        =============

                               LINKON CORPORATION
                               ------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                JANUARY 31, 1997
                                ----------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES
         -----------------------------
Leases
------
The Company is obligated for approximately 5000 square feet of office space under non-cancelable operating leases. Minimum annual lease payments as of January 31, 1997 were $49,511. Rent expense charged to operations was $106,975 and $185,899 for the years ending January 31, 1997 and 1996, respectively. The Company is currently negotiating to renew its lease for office space.

Royalty Agreements
------------------
The Company acquires the rights to certain software algorithims from various developers under renewable contracts of varying terms. Royalties are based on a per unit charge based on sales of products utilizing such algorithims.

Warranties
----------
The Company warrants that all equipment manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment. The Company's' expenses in connection with such warranties have been minimal.

NOTE 7 - LONG TERM DEBT
         --------------

During the year ended January 31, 1995, the Company issued $1,350,000 in principal amount of convertible debentures. The debentures bear interest at a rate of 10% per annum, payable quarterly. The first interest payment was not due until October 31, 1995. The debentures are accompanied by detachable warrants to purchase 316,664 shares of the Company's' common stock at an exercise price of $2.00 per share. The warrants will expire on October 31, 2001. Such warrants were valued at $93,103. The unamortized discount is carried as a reduction of long-term debt on the balance sheet. The Company's rights to issue dividends are restricted under this agreement. At January 31, 1997 interest amounting to $86,111 has been accrued on these debentures. The following table shows the maturities, at January 31, 1997 of the remaining principal less the discount still to be amortized in future periods.

                  Year ending January 31,               1997            --
                                                        1998   $     350,000
                                                        1999            --
                                                        2000       1,000,000
       Less Unamortized Discount @ January 31, 1997                  (58,190)

                                                             ================
                           Total                                $  1,291,810
                                                             ================


NOTE 8 - SUPPLEMENTAL CASH FLOWS DISCLOSURES
         -----------------------------------

Cash flows from operating activities for the year ended January 31, 1997 reflects interest paid of $ 217,635, interest earned of $6661 and taxes paid of $5,523. The year ended January 31, 1996 reflected interest paid of $101,719, interest earned of $13,248 and taxes paid of $1,571.

There were no noncash investing or financing activities during the years ended January 31, 1997 and 1996.


NOTE 9 - RECLASSIFICATION OF THE AMORTIZATION OF CAPITALIZED SOFTWARE COSTS:
         ------------------------------------------------------------------

During the year ended January 31, 1997 the Company reclassified amortization of capitalized software costs from Research and Development to the Cost of Goods Sold. The prior year financial statements have been restated to reflect this reclassification. This reclassification had no effect on net loss for the years ended January 31, 1997 and 1996.

Exhibit
  No.           Description of Document
-------         -----------------------


3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit A to the Company's Proxy Statement regarding the Annual Meeting of Stockholders held on March 25,
                1997).

3.2             Amended and Restated By-laws (filed herewith).

4.1 10% Senior Secured Convertible Debenture Purchase Agreement, dated October 27, 1994, between the Company and IBJS Capital Corporation, including forms of the Company's Senior Debentures and Warrant Certificates issued on October 27, 1994 (incorporated by reference to Exhibit 4.1 to the Company's Form 10-KSB for the fiscal year ended January 31, 1995).

4.2 Amendment No. 1 to Securities Purchase Agreement, dated as of November 14, 1996, between the Company and IBJS Capital Corporation (filed herewith).

4.3 Convertible Subordinated Debenture Purchase Agreement, dated July 29, 1994, between the Company and the purchasers of subordinated debentures set forth therein, including forms of the Company's Subordinated Debentures and Warrant Certificates issued on July 29, 1994 and the October 27, 1994 agreement between said parties amending the same (incorporated by reference to Exhibit 4.2 to the Company's Form 10-KSB for the fiscal year ended January 31, 1995).

4.4 Placement Agent Agreement, dated January 14, 1994, between the Company and Sloan Securities Corp., including forms of the Company's Warrant Certificates, issued on January 28, 1994, February 28, 1994 and April 30, 1994 and the October 27, 1994 agreement between said parties amending the same (incorporated by reference to Exhibit 4.3 to the Company's Form 10-KSB for the fiscal year ended January 31, 1995).

4.5 Employment Agreement dated March 1, 1993 between the Company and Mr. Lee W. Hill (incorporated by reference to Exhibit 4.4 to the Company's Form 10-KSB for the fiscal year ended January 31,
                1995).

4.6 Employment Agreement Extension dated May 1, 1996 between the Company and Mr. Lee W. Hill (filed herewith).

4.7 Employment Agreement dated May 1, 1996 between the Company and Mr. Charles Castelli (filed herewith).

4.8 Employment Agreement dated March 15, 1996 between the Company and Mr. Thomas V. Cerabona (filed herewith).


Exhibit
  No.        Description of Document
-------      -----------------------
4.9          Employment Agreement dated May 1, 1996 between the
             Company and Mr. Mark O'Brien (filed herewith).


4.10 Lease Agreement dated March 19, 1991 between the Company and Sherman Street Limited Partnership (incorporated by reference to Exhibit 12 (xiii) to the Company's
             Registration Statement on Form S-1 (File Number 33-44506) which became effective on August 20, 1992).

4.11         Linkon Corporation 1996 Stock Option and Performance
             Incentive Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement regarding the Annual
             Meeting of Stockholders held on March 25, 1997).

27           Financial Data Schedule (submitted herewith).