Form 10QSB
period 1997-04-30
LINKON CORP
filed 1997-06-16
CIK 833203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED   APRIL 30, 1997
                                      --------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO _______________

      COMMISSION FILE NUMBER 0-19705


                                LINKON CORPORATION

     (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          NEVADA                                13-3469932
          ------                              ---------------
(STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)



                               140 SHERMAN STREET,
                          FAIRFIELD, CONNECTICUT 06430
                           ------------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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
                                                               -----

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

             CLASS                              OUTSTANDING AT JUNE 9, 1997
---------------------------------               ---------------------------
COMMON STOCK, PAR VALUE $.001 PER SHARE                 10,896,252
                                                        ==========

TRANSITIONAL (SMALL BUSINESS DISCLOSURE FORMAT CHECK ONE):
 YES      ;  NO   X
     -----      -----

                                LINKON CORPORATION

                                   FORM 10-QSB

                                 QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED APRIL 30, 1997



                                                             Page to Page
                                                             ------------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

            Consolidated Balance Sheet April 30,
              1997 and 1996 and January 31, 1997              3 - 4

            Consolidated Statements of Operations -
              Three Months Ended April 30,
              1997 and 1996                                   5

            Consolidated Statements of Cash Flows
              Three Months Ended April 30,
              1997 and 1996                                   6

            Notes to Consolidated Financial
              Statements                                      7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations     8-10

            Exhibit I - Calculation of Earnings per Share     11

PART II.  Other Information                                   12

            Signatures                                        13

                        LINKON CORPORATION AND SUBSIDIARY
                        ---------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (UNAUDITED)

                                  A S S E T S
                                  -----------



                                            APRIL 30     APRIL 30  JANUARY 31,
                                                1997       1996         1997
                                            --------     --------     --------
CURRENT ASSETS
--------------
  Cash and Cash Equivalents                 $ 29,764     $  5,272     $630,726
  Certificate of Deposit                          --       64,869           --
  Accounts Receivable (Net of Allowance)     891,489      674,936      433,498
  Notes Receivable                            51,000       51,000       51,000
  Other Receivables                               --       37,917        3,359
  Inventory                                  616,977      862,447      628,498
  Prepaid Expenses                           128,269       33,267       58,513
                                           ---------    ---------    ---------

    Total Current Assets                   1,717,499    1,729,708    1,805,594
                                           ---------    ---------    ---------

MACHINERY & EQUIPMENT
---------------------
 Machinery & Equipment, at cost            1,271,145    1,051,359    1,262,341
 Equipment under Capital Leases              123,157      156,965      123,156
                                           ---------    ---------    ---------

                                           1,394,302    1,208,324    1,385,497

 Less:  Accumulated Depreciation            (920,902)    (737,005)    (869,902)
                                           ----------   ----------   ----------

    Machinery & Equipment, Net               473,400      471,319     (869,902)
                                           ---------    ---------    ----------

OTHER ASSETS
------------
  Software (Net of Amortization)             986,011      945,182       990,668
  Investments, at cost                        34,613      375,665        34,613
  Prepaid Financing Costs                     26,142       36,599        28,756
  Deferred Offering Costs                         --           --            --
  Security Deposits                            8,195        7,695         8,195
  Organization Costs (Net of
    Amortization)                                 --           --            --
Total Other Assets                         1,054,961    1,365,141     1,062,232
                                           ---------    ---------     ---------

                                          $3,245,860   $3,566,168    $3,383,421
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

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                    APRIL 30    APRIL 30   JANUARY 31,
                                        1997        1996         1997
                                   ----------  ----------  -----------

CURRENT LIABILITIES
-------------------
  Accounts Payable                 $  995,066  $  881,230     $656,127
  Bank Loan Payable                        --      22,730           --
  Taxes Payable                         5,000      18,108        5,000
  Interest Payable                    119,861     133,750       86,111
  Accrued Expenses                    109,732       7,272      148,132
                                   ----------  ----------     --------
      Total Current Liabilities     1,229,659   1,063,090      895,370
                                   ----------  ----------     --------

LONG TERM LIABILITIES
---------------------
 Notes Payable, Net                 1,295,690   1,255,144    1,291,810
                                   ----------   ---------    ---------

COMMITMENTS AND CONTINGENCIES            --           --           --
-----------------------------

STOCKHOLDERS' EQUITY
--------------------
  Common Stock, $.001 Par Value,
    25,000,000 shares authorized,
    10,896,252 shares issued and
    outstanding                        10,897      10,754       10,867
  Capital in Excess of Par Value    9,374,266   9,129,970    9,329,296
  Retained Earnings (Accumulated
    Deficit)                       (8,664,652) (7,892,790)  (8,143,922)
                                   ----------  ----------   ----------
      Total Stockholders' Equity      720,511   1,247,934    1,196,241
                                   ----------  ----------   ----------
                                   $3,245,860  $3,566,168   $3,383,421
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

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)


                                                THREE MONTHS      THREE MONTHS
                                              ENDED APRIL 30,   ENDED APRIL 30,
                                                    1997             1996__
                                              ----------------  ----------------

Gross Revenues                                    $   722,549       $   404,213

Cost of Goods Sold - Product                          423,145           175,260
                   - Software amortization             96,366            56,883

                                                      519,511           232,143
                                                  -----------       -----------
Gross Margin On Sales                                 203,038           172,070

Selling, General and
  Administrative Expenses                             612,297           471,776

Research and Development                               73,041            83,573
                                                   -----------      -----------
                                                      685,338           555,349
                                                  -----------       -----------

Operating Loss                                      ( 482,300)         (383,279)

OTHER INCOME (EXPENSE)
  Interest Income                                          25             1,631
  Gain (Loss) on Foreign Currency
    Translation                                            --              (217)
  Gain on Sale of Securities                               --                --
  Interest Expense                                  (  38,455)          (39,006)
                                                  -----------       -----------
                                                    (  38,430)          (37,592)
                                                  -----------       -----------
Loss Before Income Taxes                            ( 520,730)         (420,871)
Income Taxes                                               --             5,523
                                                  -----------       -----------
Net Loss                                          $ ( 520,730)      $  (426,394)

Loss Per Share                                    $      (.05)      $      (.04)

Weighted Average Number of Shares
  Outstanding                                      10,817,252        10,753,252

Fully Diluted Loss Per Share                      $      (.05)      $      (.04)



The accompanying notes to consolidated financial statements are an integral part of this report.

                        LINKON CORPORATION AND SUBSIDIARY
                        ---------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                THREE MONTHS ENDED APRIL 30,
                                                 1997  ___        1996___
                                               --------------  --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------
  Net Income (Loss)                              $(  520,730)    $(  426,394)
  Add: Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
  Depreciation & Amortization                        151,246         101,484
  Gain on Sale of Securities                              --              --
     Changes in Assets and Liabilities:
  (Increase) Decrease in Certificate of Deposit           --      (      935)
  (Increase) Decrease in Accounts Receivable      (  457,991)     (   63,549)
  (Increase) Decrease in Other Receivables             3,359          13,296
  (Increase) Decrease in Inventory                    11,521          26,208
  (Increase) Decrease in Prepaid Expense          (   69,756)     (    5,861)
  (Increase) Decrease in Software                 (   91,709)     (   73,917)
  (Increase) Decrease in Prepaid Financing Cost        2,614           2,614
  (Increase) Decrease in Security Deposits                --          12,236
  Increase (Decrease) in Accounts Payable            338,939      (  122,895)
  Increase (Decrease) in Accrued Expenses         (   38,400)             --
  Increase in Interest Payable                        33,750          33,750
  Increase (Decrease) in Taxes Payable                    --              --
                                                  ----------      ----------
Net Cash Used in Operating Activities              ( 637,157)     (  503,963)
                                                  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Cash Paid to Purchase Equipment                   (    8,805)     (    5,351)
Proceeds from Sale of Securities                           0              --
Investment in Non-Marketable Securities                    0      (      483)
                                                  ----------      ----------
Net Cash Provided by (Used in) Investing
  Activities                                      (    8,805)     (    5,834)
                                                  ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Proceeds from Sale of Common Stock                  45,000              --
  Borrowings(Payments) on Bank Debt                       --      (    7,500)

Net Cash Provided by (Used in) Financing
  Activities                                          45,000       (   7,500)
                                                  ----------      ----------

Net Increase (Decrease) in Cash                   (  600,962)     (  517,297)

Cash and Cash Equivalents at Beginning of
  Period                                             630,726         522,569
                                                  ----------      ----------

Cash and Cash Equivalents at End of Period        $   29,764      $    5,272
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

                                LINKON CORPORATION
                                ------------------

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

                                  APRIL 30, 1997
                                  --------------


1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1997 and 1996, and January 31, 1997, and the results of operations for the three month periods ended April 30, 1997 and 1996 and cash flows for the three month periods ended April 30, 1997 and 1996.

     The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements in the Linkon Corporation Annual Report - January 31, 1997.

2)  ANALYSIS  OF STOCKHOLDERS' EQUITY:
    ----------------------------------

                                                    Capital
                            Outstanding            in Excess     Accumulated
                              Shares     Amount   of Par Value     Deficit
                            -----------  -------  ------------  ------------

Balance January 31, 1997     10,866,252  $10,867    $9,329,296  $(8,143,922)

Issuance of                      30,000  $    30    $   44,970           --
Common Stock, Net of
Expenses

Loss for Three Months
  Ended April 30, 1997               --       --            --   (  520,730)
                            -----------  -------  ------------  -----------
Balance  April 30, 1997      10,896,252  $10,897    $9,374,266  $(8,664,652)
                            ===========  =======  ============  ===========

3) RECLASSIFICATION OF THE AMORTIZATION OF CAPITALIZED SOFTWARE COSTS:
  --------------------------------------------------------------------

During the quarter ending October 31, 1996 the Company reclassified the amortization of capitalized software costs from the Research & Development category to Cost of Goods Sold.

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

4)  FINANCING OF OPERATIONS:
   -------------------------

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

                               LINKON CORPORATION
                               ------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


NET INCOME (LOSS)
-----------------


     The Company reported a net loss of $520,730 for the first three months of fiscal 1997 as compared to a net loss of $426,394 for the same period during the prior year. This increase in the net loss reported by the Company was due to the following factors:

  Selling, General and administrative expenses increased from $471,776 in the first three months of fiscal year 1996 to $612,297 in the same three months of fiscal year 1997. This is discussed more fully under the section entitled "Selling, General and Administrative Expenses" below.

  Gross Margin decreased from 43% in the first three months of fiscal year 1996 to 28% in the same three months of fiscal year 1997. This is more fully discussed under the section entitled "Cost of Goods Sold" below.


REVENUES
--------

     For the three months ended April 30, 1997 revenues increased $318,336 from the three month period ended April 30, 1996, an increase of 79%. This increase was due mainly to increased shipments to AT&T. In April of 1997 the Company received an order from AT&T for the purchase of $815,000 of EscapeTM Platform. The Company shipped $545,000 of such products during the first quarter of fiscal 1998, and shipped the remainder during May, 1997. The Company's total order backlog as of 4/30/97 was $496,196. Substantially the entire backlog was for products scheduled to be shipped during the second quarter of fiscal 1998.

     The Company continues to concentrate on developing and expanding its customer base and is currently working on several new projects for other major customers which it anticipates will diversify its customer base and increase revenues in both the near and long-term. While the certainty of these new projects becoming future revenues for the Company cannot be measured at this point in time, the management of the Company is encouraged by the inquiries it is receiving concerning its products.

COST OF GOODS SOLD
------------------

     Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization, were $519,511 and $232,143 for the quarters ended April 30, 1997 and 1996 respectively. This constituted approximately 72% and 57% of revenues for the quarters ended April 30, 1997 and 1996 respectively. Management attributes the change in cost of goods sold to highly competitive pricing associated with shipments to AT&T during the quarter ended April 30, 1997. The cost of goods sold varies with each product line, with software having little or no material cost (approximately 5-10%). The primary costs incurred by the Company are for materials and equipment relating to its hardware products, which also carry lower profit margins than the Company's software products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management.

     While management continues to believe that its products can ultimately be sold with a less than 50% cost of goods sold, management also realizes the need to gain market share for its products and will, for the near term, be aggressive in its pricing policy. However, management also believes that the cost of sales will go down as customers begin to order enhanced software features, which features carry significantly lower costs than the Company's hardware products, and as well as a result of research and development projects aimed at increasing efficiency while reducing cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

     Selling, general and administrative expenses for the quarters ended April 30, 1997 and 1996 were $612,297 and $471,776 respectively. This constituted approximately 85% and 117% of revenues for the quarters ended April 30, 1997 and 1996 respectively. This increase was due primarily to increases in staffing in Sales, Marketing and Customer Support, expenditures for Marketing and Advertising programs for the EscapeTM Platform, and legal and administrative costs associated with the Company's shareholders meeting held on March 25, 1997.

RESEARCH, DEVELOPMENT AND SOFTWARE
----------------------------------

     The Company incurred research, development and software costs of approximately $145,941 and $156,473 for the quarters ended April 30, 1997 and 1996 respectively. The decrease was primarily due to the Company's determination to reduce these costs in fiscal 1998 in light of the of the Company's continuing losses. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. The Company expects research, development and software costs to increase in future periods as finances permit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     To date, the Company has funded operations from the receipt of proceeds from private placements of debt and equity, including the exercise of warrants, interest earned from the investment of such proceeds in interest earning assets, and revenues from operations. During the fiscal year ended January 31, 1997 the Company received $169,439 in net proceeds, after payment of offering related expenses, from exercises of warrants and from the sale of its common stock. During the first quarter of fiscal 1998, the Company raised approximately $45,000 of net proceeds from the exercises of warrants. These amounts were primarily used to fund operations.

     During the first quarter of fiscal 1998, net cash used in operating activities was approximately $637,000. As a result, on April 30, 1997, the Company held cash and cash equivalents of approximately $30,000, down from cash of approximately $631,000 as of January 31, 1997, and had a working capital surplus (current assets minus current liabilities) of approximately $490,000, down from a working capital surplus of approximately $910,000 as of January 31, 1997 (although as of May 5, 1997 the Company had a cash balance of approximately $331,000). The Company's cash flow and liquidity continues to be severely impaired due to ongoing losses from operations. While the Company's Maestro System has begun to gain acceptance in the market, the Company is mostly finding strong interest at large call centers with the Company's EscapeTM Platform. While the Company believes that this will be a good market for the Company's products over time, the complexity of the EscapeTM Platform, and the size of the orders, requires longer lead times from first inquiry to sale than with the Company's other products. While the Company's management continues to believe that in the near future the Company will be cash flow positive from its operations as the Maestro System's products continue to gain acceptance and popularity in the marketplace, there can be no assurances either that such will in fact occur or exactly when the Company may reach such a cash flow position.

     Based primarily on the strength of its recent purchase orders from AT&T, the Company has begun to be able to finance its operations through receivables financing, secured by purchase orders from creditworthy customers. In November of 1996, the Company was able to consummate a receivables debt financing with IBJS Capital Corporation, secured primarily by the Company's rights under $2.7M of purchase orders from AT&T. The financing was established specifically for these AT&T purchase orders. Linkon completed the AT&T order and has fulfilled its obligations, and this particular financing arrangement with IBJS Capital Corporation has subsequently been terminated. The Company is currently pursuing alternative financiers to factor and/or finance future orders from other customers when and if required (although no such arrangement is in place as of this date).

     Provided the Company's Maestro/TM/ System continues to gain market acceptance, the Company believes that it will be able to rely less on private equity financings and the exercise of warrants by existing warrant holders and more on cash flow generated from revenues from increased hardware and software sales to fund its continuing operations. However, due to the planned introduction of new and improved products, and the anticipated growth due to, among other things, the manufacturing of hardware and software products and the expansion of operations, management anticipates that there will be a continued need for cash resources from sources other than operations to meet, among other things, anticipated commitments for raw materials, increased marketing activities, and personnel.

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

                 PART 1.   FINANCIAL INFORMATION     EXHIBIT I
                 ---------------------------------------------

                              LINKON CORPORATION
                              ------------------

                        CALCULATION OF EARNINGS PER SHARE
                        ---------------------------------
                                  (Unaudited)


                                        THREE MONTHS        THREE MONTHS
                                           ENDED              ENDED
                                       APRIL 30, 1997      APRIL 30, 1996
                                       --------------      --------------

Loss for the Period                       $( 520,730)        $(  426,394)
                                          ==========         ===========


Weighted Number of Shares Outstanding     10,817,252           10,753,252
                                          ==========         ============


Loss Per Share:                           $     (.05)         $      (.04)
                                          ==========         ============

                              LINKON CORPORATION
                              ------------------

                          PART II.  OTHER INFORMATION
                          ---------------------------



Item 2.  Changes in Securities
         ---------------------

In February 1997, the following individuals exercised warrants to purchase an aggregate of 30,000 shares of Common Stock of the Company, at a purchase price per share of $1.50, for aggregate consideration of $45,000: Peter and Susan Deakins (2,500 shares), Kurt A. Wohl (2,500 shares), Morton S. Ackerman (5,000 shares) and Joao Carvalho (20,000 shares). With respect to such issuances, based upon representations of such specified individuals, the Company relied upon exemptions from registration provided by Section 4(2) of the Securities Act of 1993, as amended, and Rule 506 promulgated thereunder.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          a. Exhibits

          Exhibit
            No.       DESCRIPTION OF DOCUMENT
          -------     -----------------------
             27       Financial Data Schedule for the period ended
                      April 30, 1997(1)


____________


(1) Submitted separately, electronically.


           b. Reports on Form 8-K

              There were no reports on Form 8-K filed for the three months ended April 30, 1997.

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



                                 LINKON CORPORATION
                                 ------------------
                                 Registrant


DATED:    June 11, 1997          /s/ Lee W. Hill
                                 ----------------
                                 BY:  LEE W. HILL
                                 CHIEF EXECUTIVE OFFICER


DATED:    June 11, 1997          /s/  Thomas V. Cerabona
                                 -----------------------
                                 BY:   THOMAS V. CERABONA
                                 VICE PRESIDENT OF OPERATIONS
                                 PRINCIPAL ACCOUNTING OFFICER

                                 EXHIBIT INDEX




Exhibit No.      DESCRIPTION OF DOCUMENT
-----------      -----------------------
    27           Financial Data Schedule for the period ended
                 April 30, 1997(1)


____________


(1) Submitted separately, electronically.