Form 10QSB
period 1997-07-31
LINKON CORP
filed 1997-09-15
CIK 833203

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   July 31, 1997
                                      -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________

      Commission File Number 0-19705

                              LINKON CORPORATION
     (Exact name of small business issuer as specified in its charter)

           Nevada                               13-3469932
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)


                              140 Sherman Street,
                         Fairfield, Connecticut 06430
                   (Address of principal executive offices)

                                (203) 319-3175
                                --------------
               (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X   No
                                                                -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                              Outstanding at September 4, 1997
---------------------------------------         --------------------------------
Common Stock, Par Value $.001 Per Share                    10,896,252
                                                           ==========

Transitional Small Business Disclosure Format (Check one):
 Yes      ;  No   X
     -----      -----

                              LINKON CORPORATION

                                  FORM 10-QSB

                               QUARTERLY REPORT
                   For the Three Months Ended July 31, 1997


                                                                Page to Page
                                                                ------------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

            Consolidated Balance Sheet - July 31, 1997 and 1996      3 - 4
              and January 31, 1997

            Consolidated Statements of Operations - Six Months
              Ended July 31, 1997 and 1996                           5

            Consolidated Statements of Operations - Three Months
              Ended July 31, 1997 and 1996                           6

            Consolidated Statements of Cash Flows - Three Months
              Ended July 31, 1997 and 1996                           7

            Notes to Consolidated Financial Statements               8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations            9-11

            Exhibit I - Calculation of Earnings per Share            12

PART II.  Other Information                                          13

            Signatures                                               14

                         PART 1- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)


                                  A S S E T S
                                  -----------


                                            July 31       July 31  January 31,
                                             1997          1996        1997
                                            -------       -------  -----------

Current Assets
--------------
 Cash and Cash Equivalents                $  101,838   $  357,258   $  630,726
 Certificate of Deposit                           --       65,838           --
 Accounts Receivable (Net of Allowance)      264,202      424,527      433,498
 Notes Receivable                             51,000       51,000       51,000
 Other Receivables                                --       21,852        3,359
 Inventory                                   452,861      778,143      628,498
 Prepaid Expenses                             95,251       78,200       58,513
                                          ----------   ----------   ----------

   Total Current Assets                      965,152    1,776,818    1,805,594
                                          ----------   ----------   ----------

Machinery & Equipment
---------------------
 Machinery & Equipment, at cost            1,276,478    1,060,166    1,262,341
 Equipment under Capital Leases              123,157      156,965      123,156
                                          ----------   ----------   ----------

                                           1,399,635    1,217,131    1,385,497

 Less:  Accumulated Depreciation            (971,902)    (777,505)    (869,902)
                                          ----------   ----------   ----------

   Machinery & Equipment, Net                427,733      439,626      515,595
                                          ----------   ----------   ----------

Other Assets
------------
 Software (Net of Amortization)              967,251      962,130      990,668
 Investments, at cost                         34,613       34,613       34,613
 Prepaid Financing Costs                      23,528       33,985       28,756
 Deferred Offering Costs                          --           --           --
 Security Deposits                             8,195        7,695        8,195
 Organization Costs (Net of
   Amortization)                                  --           --           --

Total Other Assets                         1,033,587    1,038,423    1,062,232
                                          ----------   ----------   ----------

                                          $2,426,472   $3,254,867   $3,383,421
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

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------



                                          July 31     July 31    January 31,
                                           1997        1996          1997
                                          -------     -------    -----------

Current Liabilities
-------------------
   Accounts Payable                       $619,046     $326,523      $656,127
   Bank Loan Payable                            --       52,730            --
   Taxes Payable                             5,000        8,108         5,000
   Interest Payable                        164,861      143,750        86,111
   Accrued Expenses                         64,074        7,272       148,132
                                          --------     --------      --------
       Total Current Liabilities           852,981      538,383       895,370
                                          --------     --------      --------

Long Term Liabilities
---------------------
 Notes Payable, Net                      1,299,569    1,215,274     1,291,810
                                        ----------   ----------    ----------

Commitments and Contingencies                   --           --            --
-----------------------------

Stockholders' Equity
--------------------
  Common Stock, $.001 Par Value,
    25,000,000 shares authorized,
    10,896,252 shares issued and
    outstanding                             10,897       10,754        10,867
  Capital in Excess of Par Value         9,374,266    9,129,970     9,329,296
  Retained Earnings
    (Accumulated Deficit)               (9,111,241)  (7,639,514)   (8,143,922)
                                        ----------   ----------    ----------
        Total Stockholders' Equity         273,922    1,501,210     1,196,241
                                        ----------   ----------    ----------
                                        $2,426,472   $3,254,867    $3,383,421
                                        ----------   ----------    ----------


The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                              Six Months       Six Months
                                            Ended July 31,   Ended July 31,
                                                 1997             1996
                                            --------------   --------------

Gross Revenues                                 $ 1,528,050      $   864,981

Cost of Goods Sold - Product                       784,909          377,083
                   - Software amortization         192,732          113,766

                                                   977,641          490,849
                                               -----------      -----------

Gross Margin On Sales                              550,409          374,132

Selling, General and
 Administrative Expenses                         1,287,263          945,319

Research and Development                           125,667          161,209

                                                 1,412,930        1,106,528
                                               -----------      -----------

Operating Income(Loss)                           ( 862,521)        (732,396)

Other Income (Expense)
 Interest Income                                        25            4,163
 Gain (Loss) on Foreign Currency
  Translation                                           --             (445)
 Gain on Sale of Securities                             --          679,909
 Interest Expense                                ( 104,823)        (118,826)
                                               -----------      -----------
                                                 ( 104,798)         564,801
                                               -----------      -----------
Income(Loss) Before Income Taxes                 ( 104,798)         167,595
Income Taxes                                            --            5,523
                                               -----------      -----------
Net Income(Loss)                               $ ( 967,319)     $  (173,118)

Income(Loss)Per Share                                $(.09)           $(.02)

Weighted Average Number of Shares
 Outstanding                                    10,853,002       10,753,252

Fully Diluted Income(Loss) Per Share                 $(.09)           $(.02)


The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)


                                         Three Months     Three Months
                                        Ended July 31,   Ended July 31,
                                             1997             1996
                                        --------------   --------------

Gross Revenues                             $   805,501      $   460,768

Cost of Goods Sold - Product                   361,764          201,823
                   - Software amortization      96,366           56,883

                                               458,130          258,706
                                            ----------      -----------
Gross Margin On Sales                          347,371          202,062

Selling, General and
 Administrative Expenses                       674,966          473,543

Research and Development                        52,626           77,636

                                               727,592          551,179
                                           -----------      -----------

Operating Income(Loss)                       ( 380,221)        (349,117)

Other Income (Expense)
 Interest Income                                     0            2,532
 Gain(Loss) on Foreign Currency
  Translation                                       --             (228)
 Gain on Sale of Securities                         --          679,909
 Interest Expense                            (  66,368)         (79,820)
                                           -----------      -----------
                                             (  66,368)         602,393
                                           -----------      -----------
Income(Loss) Before Income Taxes             ( 446,589)         253,276
Income Taxes                                        --                0
Net Income(Loss)                           $ ( 446,589)     $   253,276

Income(Loss) Per Share                           $(.04)            $.02

Weighted Average Number of Shares
 Outstanding                                10,853,002       10,753,252

Fully Diluted Income(Loss) Per Share             $(.04)            $.02


The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

               Increase (Decrease) in Cash and Cash Equivalents

                                                        Six Months Ended  July 31,
                                                              1997          1996
                                                        ----------------  --------
 Cash Flows From Operating Activities:
 ------------------------------------
  Net Income (Loss)                                     $(  967,319)   $(  173,118)
  Add: Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
  Depreciation & Amortization                               302,491        197,457
  Gain on Sale of Securities                                     --       (679,909)
     Changes in Assets and Liabilities:
  (Increase) Decrease in Certificate of Deposit                  --        ( 1,904)
  (Increase) Decrease in Accounts Receivable                169,296        186,860
  (Increase) Decrease in Other Receivables                    3,359         29,361
  (Increase) Decrease in Inventory                          175,637        110,512
  (Increase) Decrease in Prepaid Expense                 (   36,738)    (   50,794)
  (Increase) Decrease in Software                        (  169,315)    (  147,748)
  (Increase) Decrease in Prepaid Financing Cost               5,228          5,228
  (Increase) Decrease in Security Deposits                       --         12,236
  Increase (Decrease) in Accounts Payable                   (37,081)    (  677,601)
  Increase (Decrease) in Accrued Expenses                (   84,058)            --
  Increase in Interest Payable                               78,750         43,750
  Increase (Decrease) in Taxes Payable                           --     (   10,000)
                                                        -----------    -----------
Net Cash Used in Operating Activities                     ( 559,750)    (1,155,670)
                                                        -----------    -----------

Cash Flows From Investing Activities:
------------------------------------
Cash Paid to Purchase Equipment                          (   14,138)    (   14,158)
Proceeds from Sale of Securities                                  0      1,020,000
Investment in Non-Marketable Securities                           0     (      483)
                                                        -----------    -----------
Net Cash Provided by (Used in) Investing Activities      (   14,138)     1,005,359
                                                        -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock                         45,000             --
  Borrowings(Payments) on Bank Debt                              --     (   15,000)

Net Cash Provided by (Used in) Financing Activities          45,000      (  15,000)
                                                        -----------    -----------

Net Increase (Decrease) in Cash                          (  528,888)    (  165,311)

Cash and Cash Equivalents at Beginning of Period            630,726        522,569

Cash and Cash Equivalents at End of Period               $  101,838    $   357,258
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

                              LINKON CORPORATION
                              ------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                 July 31, 1997
                                 -------------

1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments(consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1997 and 1996, and January 31, 1997, and the results of operations for the six month and three month periods ended July 31, 1997 and 1996 and cash flows for the six month periods ended July 31, 1997 and 1996.

     The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements in the Linkon Corporation Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997.

2)  ANALYSIS  OF STOCKHOLDERS' EQUITY:

                                                    Capital
                            Outstanding            in Excess    Accumulated
                              Shares     Amount   of Par Value    Deficit
                            -----------  ------   ------------  -----------

Balance January 31, 1997     10,866,252  $10,867    $9,329,296  $(8,143,922)

Issuance of                      30,000  $    30    $   44,970           --
Common Stock, Net of
Expenses

Loss for Six Months
  Ended July 31, 1997                --       --            --   (  967,319)
                            -----------  -------    ----------  -----------
Balance - July 31, 1997      10,896,252  $10,897    $9,374,266  $(9,111,241)
                            ===========  =======    ==========  ===========

3) RECLASSIFICATION OF THE AMORTIZATION OF CAPITALIZED SOFTWARE COSTS:
   ------------------------------------------------------------------

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

4)  Financing of Operations:
    -----------------------

See Management's Discussion and Analysis- Liquidity and Capital Resources as to the Company's need for additional capital and any plans for the future financing of its operations.

                                    ITEM 2
                                    ------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Net Income (Loss)
-----------------

     The Company reported a net loss of $967,319 for the first six months of fiscal 1998 as compared to a net loss of $173,118 for the same period during the prior year, notwithstanding an increase in gross revenues of 77% for the same period (see "Revenues" below). This increase in the net loss reported by the Company was due to the following factors:

     Selling, General and administrative expenses increased from $945,319 in the first six months of fiscal year 1997 to $1,287,263 in the same six months of fiscal year 1998. This is discussed more fully under the section entitled "Selling, General and Administrative Expenses" below.

     Gross Margin decreased from 43% in the first six months of fiscal year 1997 to 36% in the same six months of fiscal year 1998. This is more fully discussed under the section entitled "Cost of Goods Sold" below.

     The Company had $679,909 of other income during the first six months of fiscal 1997 from the sale of its investment in Concentric Network Corporation, which income did not recur during the corresponding period of fiscal 1998.

     For the three months ended July 31, 1997, the Company reported a net loss of $446,589 as compared to a net income of $253,276 for the three month period ended July 31, 1996. This was primarily as a result of gain on sale of securities as a result of the sale of its investment in Concentric Network Corporation during the three month period ended July 31, 1996.

Revenues
--------

     For the six months ended July 31, 1997 revenues increased by $663,069 from the six month period ended July 31, 1996, an increase of 77%. For the three months ended July 31, 1997, revenues increased $344,733 from the three month period ended July 31, 1996, an increase of 75%. These increases were due mainly to increased shipments to AT&T, the Company's largest customer. During the six months ended July 31, 1997 the Company shipped approximately $1.1M of the EscapeTM Platform and associated services to AT&T. The Company's total order backlog as of 7/31/97 was $269,738. Substantially the entire backlog was for products scheduled to be shipped during the third quarter of fiscal 1998.

     During the six months ended July 31, 1997, the Company introduced LinkNet/TM/, its new Internet Telephony(Voice and Fax over the Internet) product. A small quantity of initial shipments of this product were made during the first six months of fiscal 1998, and the Company expects sales of this product to increase during the third and fourth quarter of fiscal 1998.

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

Cost of Goods Sold
------------------

     Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization, were $977,641 and $490,849 for the six months ended July 31, 1997 and 1996 respectively. This constituted approximately 64% and 57% of revenues for the six months ended July 31, 1997 and 1996 respectively. Management attributes the change in cost of goods sold primarily to highly competitive pricing associated with shipments to AT&T during the first quarter of fiscal 1998. The cost of goods sold varies with each product line, with software having little or no material cost (approximately 5-10%). The primary costs incurred by the Company are for materials and equipment relating to its hardware products, which also carry lower profit margins than the Company's software products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management. Cost of goods were $458,130 for the three months ended July 31, 1997, as compared to $258,706 for the corresponding period of fiscal 1997, constituting approximately 56% of the revenues for each such period.

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

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses for the six months ended July 31, 1997 and 1996 were $1,287,263 and $945,319 respectively. This constituted approximately 84% and 109% of revenues for the six months ended July 31, 1997 and 1996 respectively. Selling, general and administrative expenses for the three months ended July 31, 1997 and 1996 were $674,966 and $473,543 respectively. This constituted approximately 84% and 103% of revenues for the three months ended July 31, 1997 and 1996 respectively. This increase was due primarily to increases in staffing in Sales, Marketing and Customer Support, expenditures for Marketing and Advertising programs for the EscapeTM Platform, and legal and administrative costs associated with the Company's shareholders meeting held on March 25, 1997.

Research, Development and Software
----------------------------------

     The Company incurred research, development and software costs of approximately $271,467 and $307,009 for the six months ended July 31, 1997 and 1996 respectively. The Company incurred research, development and software costs of approximately $125,526 and $150,536 for the three months ended July 31, 1997 and 1996 respectively. This decrease was primarily due to the Company's determination to reduce these costs in fiscal 1998 in light of the of the Company's continuing losses. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. The Company expects research, development and software costs to increase in future periods as finances permit.

Liquidity and Capital Resources
-------------------------------

     To date, the Company has funded operations from the receipt of proceeds from private placements of debt and equity, including the exercise of warrants, interest earned from the investment of such proceeds in interest earning assets, and revenues from operations. During the fiscal year ended January 31, 1997 the Company received $169,439 in net proceeds, after payment of offering related expenses, from exercises of warrants and from the sale of its common stock. During the first six months of fiscal 1998, the Company raised approximately $45,000 of net proceeds from the exercises of warrants. These amounts were primarily used to fund operations.

     During the first six months of fiscal 1998, net cash used in operating activities was approximately $560,000. As a result, on July 31, 1997, the Company held cash and cash equivalents of approximately $102,000, down from cash of approximately $631,000 as of January 31, 1997, and had a working capital surplus (current assets minus current liabilities) of approximately $113,000, down from a working capital surplus of approximately $910,000 as of January 31, 1997. The Company's cash flow and liquidity continues to be severely impaired due to ongoing losses from operations. While the Company's Maestro System has begun to gain acceptance in the market, the Company is mostly finding strong interest at large call centers with the Company's EscapeTM Platform. While the Company believes that this will be a good market for the Company's products over time, the complexity of the EscapeTM Platform, and the size of the orders, requires longer lead times from first inquiry to sale than with the Company's other products. While the Company's management continues to believe that in the near future the Company will be cash flow positive from its operations as the Maestro System's products continue to gain acceptance and popularity in the marketplace, there can be no assurances either that such will in fact occur or exactly when the Company may reach such a cash flow position.

     Based primarily on the strength of its recent purchase orders from AT&T , the Company has begun to be able to finance its operations through receivables financing, secured by purchase orders from creditworthy customers. In May of 1997 the Company was able to consumate a factoring arrangement with Boston Financial and Equity Corporation to finance receivables from AT&T and other customers as required. The Company is also currently pursuing alternative financiers to secure asset based funding and purchase order financing to finance future orders from customers as required (although no such arrangement is in place as of this date).

     Provided the Company's MaestroTM System continues to gain market acceptance, the Company believes that it will be able to rely less on private equity financings and the exercise of warrants by existing warrant holders and more on cash flow generated from revenues from increased hardware and software sales to fund its continuing operations. However, due to the planned introduction of new and improved products, and the anticipated growth due to, among other things, the manufacturing of hardware and software products and the expansion of operations, management anticipates that there will be a continued need for cash resources from sources other than operations to meet, among other things, anticipated commitments for raw materials, increased marketing activities, and personnel.

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

                                   EXHIBIT I

                              LINKON CORPORATION
                              ------------------

                       CALCULATION OF EARNINGS PER SHARE
                       ---------------------------------
                                  (Unaudited)



                                         Six Months          Six Months
                                            Ended              Ended
                                        July 31, 1997       July 31, 1996
                                        -------------       -------------

Loss for the Period                       $( 967,319)        $(  173,118)
                                          ==========         ===========

Weighted Number of Shares Outstanding     10,853,002           10,753,252
                                          ==========         ===========

Loss Per Share:                           $     (.09)        $      (.02)
                                          ==========         ===========

                              LINKON CORPORATION
                              ------------------

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 2.  Changes in Securities
         ---------------------
In February 1997, the following individuals exercised warrants to purchase an aggregate of 30,000 shares of Common Stock of the Company, at a purchase price per share of $1.50, for aggregate consideration of $45,000: Peter and Susan Deakins (2,500 shares), Kurt A. Wohl (2,500 shares), Morton S. Ackerman (5,000 shares) and Joao Carvalho (20,000 shares). With respect to such issuances, based upon representations of such specified individuals, the Company relied upon exemptions from registration provided by Section 3(a)(9) and 4(2) of the Securities Act of 1993, as amended, and Rule 506 promulgated thereunder.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     a. Exhibits

       Exhibit
        No.             Description of Document
       -------          -----------------------
        10              Commercial Lease, dated as of June 17, 1997, between 140
                        Sherman Street, LLC and Linkon Corporation(1)
        27              Financial Data Schedule for the period ended July 31,
                        1997(1)


____________


(1) Submitted separately, electronically.


        b.   Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended July 31, 1997.

                              LINKON CORPORATION
                              ------------------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LINKON CORPORATION
                                         ------------------
                                         Registrant


DATED:    September 15, 1997                  /s/ Lee W. Hill
                                         ---------------------------
                                         BY:  LEE W. HILL
                                         CHIEF EXECUTIVE OFFICER


DATED:    September 15, 1997                  /s/ Thomas V. Cerabona
                                         ---------------------------
                                         BY:   THOMAS V. CERABONA
                                         VICE PRESIDENT OF OPERATIONS
                                         PRINCIPAL ACCOUNTING OFFICER

                                 EXHIBIT INDEX



Exhibit
        No.      Description of Document
     -----       -----------------------
        10       Commercial Lease, dated as of June 17, 1997, between 140
                 Sherman Street, LLC and Linkon Corporation(1)
        27       Financial Data Schedule for the period ended
                 July 31, 1997(1)


____________


(1) Submitted separately, electronically.