Form 10QSB
period 1997-10-31
LINKON CORP
filed 1997-12-15
CIK 833203

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   October 31, 1997
                                      ----------------

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
      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                          Outstanding at December 12, 1997
---------------------------------------        --------------------------------
Common Stock, Par Value $.001 Per Share                    10,896,252

Transitional Small Business Disclosure Format (Check one):

Yes      ;  No   X
    -----      -----

                              LINKON CORPORATION

                                  FORM 10-QSB

                               QUARTERLY REPORT
                  For the Three Months Ended October 31, 1997


                                                                Page to Page
                                                                ------------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheet  October 31, 1997 and 1996           3 - 4
             And January 31, 1997

          Consolidated Statements of Operations - Nine Months
             Ended October 31, 1997 and 1996                              5

          Consolidated Statements of Operations - Three Months
             Ended October 31, 1997 and 1996                              6

          Consolidated Statements of Cash Flows  Three Months
             Ended October 31, 1997 and 1996                              7

          Notes to Consolidated Financial Statements                      8

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                9 - 11

             Exhibit I - Calculation of Earnings per Share                12

PART II.  Other Information                                               13

Item 6.   Exhibits and Reports on Form 8-K                                13

             Signatures                                                   14

                         PART 1- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)


                                  A S S E T S
                                  -----------

                                             October 31,   October 31,  January 31,
                                                1997          1996         1997
                                                ----          ----         ----
Current Assets
--------------
  Cash and Cash Equivalents                 $    65,823    $  133,064   $  630,726
  Certificate of Deposit                             --        66,808           --
  Accounts Receivable (Net of Allowance)        508,485       900,129      433,498
  Notes Receivable                               51,000        51,000       51,000
  Other Receivables                                  --        29,019        3,359
  Inventory                                     447,668     1,090,218      628,498
  Prepaid Expenses                               42,929        54,200       58,513
                                            -----------    ----------   ----------
   Total Current Assets                       1,115,905     2,324,438    1,805,594
                                            -----------    ----------   ----------
Machinery & Equipment
---------------------
  Machinery & Equipment, at cost              1,309,830     1,061,500    1,262,341
  Equipment under Capital Leases                123,157       156,965      123,156
                                            -----------    ----------   ----------
                                              1,432,987     1,218,465    1,385,497

  Less:  Accumulated Depreciation            (1,022,902)     (818,006)    (869,902)
                                            -----------    ----------   ----------
   Machinery & Equipment, Net                   410,085       400,459      515,595
                                            -----------    ----------   ----------
Other Assets
------------
  Software (Net of Amortization)                963,340       989,885      990,668
  Investments, at cost                           34,613        34,613       34,613
  Prepaid Financing Costs                        20,914        31,371       28,756
  Deferred Offering Costs                            --            --           --
  Security Deposits                               8,195         7,696        8,195
                                            -----------    ----------   ----------
Total Other Assets                            1,027,062     1,063,565    1,062,232
                                            -----------    ----------   ----------
                                             $2,553,052    $3,788,462   $3,383,421
                                            ===========    ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                   October 31,  October 31,  January 31,
                                      1997         1996         1997
                                      ----         ----         ----
Current Liabilities
-------------------
  Accounts Payable                  $  713,352   $  962,274    $ 656,127
  Bank Loan Payable                         --       45,229           --
  Taxes Payable                            793       14,928        5,000
  Interest Payable                     208,613      133,750       86,111
  Accrued Expenses                     315,020       59,757      148,132
                                    ----------    ---------    ---------
      Total Current Liabilities      1,237,778    1,215,938      895,370
                                    ----------    ---------    ---------
Long Term Liabilities
---------------------
Notes Payable, Net                   1,303,448    1,262,903    1,291,810
                                    ----------    ---------    ---------
Commitments and Contingencies               --           --           --
-----------------------------

Stockholders' Equity
--------------------

  Common Stock, $.001 Par Value,
    25,000,000 shares authorized,
    10,896,252 shares issued and
    outstanding                         10,897       10,754       10,867
  Capital in Excess of Par Value     9,374,266    9,129,970    9,329,296
  Retained Earnings
    (Accumulated Deficit)           (9,373,337)  (7,831,103)  (8,143,922)
                                    ----------    ---------    ---------
     Total Stockholders' Equity         11,826    1,309,621    1,196,241
                                    ----------    ---------    ---------
                                   $ 2,553,052  $ 3,788,462  $ 3,383,421
                                   ===========  ===========  ===========

The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                               Nine Months       Nine Months
                                            Ended October 31,  Ended October 31,
                                                   1997             1996
                                                   ----             ----
Gross Revenues                                  $2,444,223         $2,117,127

Cost of Goods - Sold Product                     1,172,928          1,049,999
              - Software amortization              289,098            170,649
                                                ----------         ----------
                                                 1,462,026          1,220,648
                                                ----------         ----------
Gross Margin On Sales                              982,197            896,479

Selling, General and
  Administrative Expenses                        1,844,720          1,490,225

Research and Development                           198,513            261,242
                                                ----------         ----------
                                                 2,043,233          1,751,467
                                                ----------         ----------
Operating Income (Loss)                         (1,061,036)          (854,988)
Other Income (Expense)
  Interest Income                                       25              5,938
  Gain (Loss) on Foreign Currency
    Translation                                         --               (445)
  Gain on Sale of Securities                            --            679,909
  Interest Expense                               ( 164,404)          (189,598)
                                                ----------         ----------
                                                 ( 164,379)           495,804
                                                ----------         ----------
Income (Loss) Before Income Taxes               (1,225,415)          (359,184)

Income Taxes                                          4000              5,523
                                                ----------         ----------
Net Income (Loss)                              $(1,229,415)       $  (364,707)
                                                ==========         ==========
Income (Loss)Per Share                            $ (.11)             $ (.03)

Weighted Average Number of Shares
  Outstanding                                   10,888,752         10,753,252

Fully Diluted Income(Loss) Per Share              $ (.11)             $ (.03)

The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (Unaudited)

                                                   Three Months        Three Months
                                                 Ended October 31,   Ended October 31,
                                                        1997                1996
                                                        ----                ----
Gross Revenues                                      $   916,173         $ 1,252,146

Cost of Goods Sold - Product                            388,019             672,916
                   - Software amortization               96,366              56,883
                                                     ----------          ----------
                                                        484,385             729,799
                                                     ----------          ----------
Gross Margin On Sales                                   431,788             522,347

Selling, General and
  Administrative Expenses                               557,457             544,906

Research and Development                                 72,846             100,033
                                                     ----------          ----------
                                                        630,303             644,939
                                                     ----------          ----------
Operating Income(Loss)                                ( 198,515)           (122,592)

Other Income (Expense)
  Interest Income                                             0               1,775

  Interest Expense                                    (  59,581)            (70,772)
                                                     ----------          ----------
                                                      (  59,581)            (68,997)
                                                     ----------          ----------
Income(Loss) Before Income Taxes                      ( 258,096)           (191,589)

Income Taxes                                               4000                   0
                                                    -----------          ----------
Net Income(Loss)                                    $ ( 262,096)        $  (191,589)
                                                     ==========          ==========
Income(Loss) Per Share                                    $(.02)              $(.02)

Weighted Average Number of Shares
  Outstanding                                        10,888,752          10,753,252

Fully Diluted Income(Loss) Per Share                      $(.02)              $(.02)


The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    --------------------------------------
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                        Nine Months Ended October 31,
                                                            1997             1996
                                                            ----             ----
 Cash Flows From Operating Activities:
 -------------------------------------
  Net Income (Loss)                                       $(1,229,415)    $  (364,707)
  Add: Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities:
  Depreciation & Amortization                                 453,736         304,009
  Gain on Sale of Securities                                       --        (679,909)
     Changes in Assets and Liabilities:

  (Increase) Decrease in Accounts Receivable               (   74,987)       (288,742)
  (Increase) Decrease in Other Receivables                      3,359          22,194
  (Increase) Decrease in Inventory                            180,830        (201,563)
  (Increase) Decrease in Prepaid Expenses                      15,584      (   26,794)
  (Increase) Decrease in Software                          (  261,770)     (  232,386)
  (Increase) Decrease in Prepaid Financing Cost                 7,842           7,842
  (Increase) Decrease in Security Deposits                         --          12,235
  Increase (Decrease) in Accounts Payable                      57,225      (   41,851)
  Increase (Decrease) in Accrued Expenses                     166,888          52,485
  Increase in Interest Payable                                122,502          33,750
  Increase (Decrease) in Taxes Payable                     (    4,207)     (    3,180)
                                                           ----------      ----------
Net Cash Used in Operating Activities                       ( 562,413)     (1,406,617)
                                                           ----------      ----------
Cash Flows From Investing Activities:
-------------------------------------
Cash Paid to Purchase Equipment                            (   47,490)     (   15,492)
Proceeds from Sale of Securities                                    0       1,020,000
Investment in Non-Marketable Securities                             0             479
                                                           ----------      ----------
Net Cash Provided by (Used in) Investing Activities        (   47,490)      1,004,987
                                                           ----------      ----------
Cash Flows from Financing Activities:
-------------------------------------
  Proceeds from Sale of Common Stock                           45,000              --
  Borrowings(Payments) on Bank Debt                                --          14,999
                                                           ----------      ----------
Net Cash Provided by (Used in) Financing Activities            45,000          14,999
                                                           ----------      ----------
Net Increase (Decrease) in Cash                            (  564,903)     (  386,631)

Cash and Cash Equivalents at Beginning of Period              630,726         586,503
                                                           ----------      ----------
Cash and Cash Equivalents at End of Period                 $   65,823      $  199,872
                                                           ==========      ==========

The accompanying notes to consolidated financial statements are an integral part of this report.

                              LINKON CORPORATION
                              ------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                               October 31, 1997
                               ----------------

1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments(consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1997 and 1996, and January 31, 1997, and the results of operations for the nine month and three month periods ended October 31, 1997 and 1996 and cash flows for the nine month periods ended October 31, 1997 and 1996.

     The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements in the Linkon Corporation Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997.

2)  ANALYSIS  OF STOCKHOLDERS' EQUITY:
    ----------------------------------
                                                     Capital
                             Outstanding            in Excess     Accumulated
                               Shares     Amount   of Par Value     Deficit

Balance January 31, 1997     10,866,252  $10,867    $9,329,296  $(8,143,922)

Issuance of                      30,000  $    30    $   44,970           --
Common Stock, Net of
Expenses

Loss for Nine Months
  Ended October 31, 1997             --       --            --   (1,229,415)
                             ----------  -------    ----------  -----------
Balance October 31,          10,896,252  $10,897    $9,374,266  $(9,373,337)
                             ==========  =======    ==========  ===========


3) RECLASSIFICATION OF THE AMORTIZATION OF CAPITALIZED SOFTWARE COSTS:
   -------------------------------------------------------------------
During the quarter ending October 31, 1996 the Company reclassified the amortization of capitalized software costs from the Research & Development category to Cost of Goods Sold.

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

4) RESTATEMENT OF SELLING, GENERAL and ADMINISTRATIVE EXPENSES, RESEARCH and
   -------------------------------------------------------------------------
   DEVELOPMENT EXPENSES, and INTEREST EXPENSE FOR THE THREE AND NINE MONTH
   -----------------------------------------------------------------------
   PERIODS ENDING OCTOBER 31, 1996
   ------------------------------

The Company has restated the above expenses for 1996 to correct misclassification of expenses recorded in the 3 month period ending October 31, 1996. Selling, General and Administrative Expenses for the three month period was restated to $544,906 from $487,056, and for the nine month period was restated to $1,490,225 from $1,341,009. Research and Development expenses for the three month period was restated to $100,033 from $134,883, and for the nine month period was restated to $261,242 from $409,858. Interest expense for the three month period was restated to $70,772 from $93,772, and for the nine month period was restated to $189,598 from $212,598.

This restatement of expenses for the three month and nine month periods ending October 31, 1996 has no effect on the results of operations or net loss as previously reported.


5) FINANCING OF OPERATIONS:
   ------------------------
See Management's Discussion and Analysis- Liquidity and Capital Resources as to the Company's need for additional capital and any plans for the future financing of its operations.

                                    ITEM 2
                                    ------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Net Income (Loss)
-----------------

The Company reported a net loss of $1,229,415 for the first nine months of fiscal 1998 as compared to a net loss of $364,707 for the same period during the prior year, notwithstanding an increase in gross revenues of 15% for the same period (see "Revenues" below). This increase in the net loss reported by the Company was due to the following factors:

     Selling, General and Administrative expenses increased from $1,490,225 in the first nine months of fiscal year 1997 to $1,844,720 in the same nine months of fiscal year 1998. This is discussed more fully under the section entitled "Selling, General and Administrative Expenses" below.

     Gross Margin decreased from 42% in the first nine months of fiscal year 1997 to 40% in the same nine months of fiscal year 1998. This is more fully discussed under the section entitled "Cost of Goods Sold" below.

     The Company had $679,909 of other income during the first nine months of fiscal 1997 from the sale of its investment in Concentric Network Corporation, which income did not recur during the corresponding period of fiscal 1998.

For the three months ended October 31, 1997, the Company reported a net loss of $262,096 as compared to a net loss of $191,589 for the three month period ended October 31, 1996. This increase in net loss of $70,507, or 37%, was primarily caused by the 27% decrease in gross revenues for the third quarter of fiscal 1998 when compared to the third quarter of fiscal 1997.(See "Revenues" below.)

Revenues
--------

     For the nine months ended October 31, 1997 revenues increased by $327,096 from the nine month period ended October 31, 1996, an increase of 15%. This increase was due mainly to increased shipments to AT&T, the Company's largest customer. During the nine months ended October 31, 1997, the Company shipped approximately $1.5M of the Escape(TM) Platform and associated services to AT&T. The Company's total order backlog as of 10/31/97 was approximately $180,000, and as of 12/12/97 was approximately $100,000. Substantially the entire backlog was for products scheduled to be shipped during the fourth quarter of fiscal 1998.

     For the three months ended October 31, 1997, revenues decreased $335,973 from the three month period ended October 31, 1996, a decrease of 27%. This was as a result of shipments against a large order to AT&T during the three month period ended October 31, 1996.

     During the nine months ended October 31, 1997, the Company introduced LinkNet(TM), its new Internet Telephony (Voice and Fax over the Internet) product. A small but increasing quantity of initial shipments of this product were made during the first nine months of fiscal 1998, and the Company expects sales of this product to increase during the fourth quarter of fiscal 1998.

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

Cost of Goods Sold
------------------

     Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization, were $1,462,026 and $1,220,648, or 60% and 58% of revenues, for the nine months ended October 31, 1997 and 1996 respectively. Cost of goods sold were $484,385 and $729,799, or 53% and 58% of revenues for the three months ended October 31, 1997 and 1996 respectively. Management attributes the changes in cost of goods sold to random changes in product mix from period to period, rather than material developments in the Company's business. The cost of goods sold varies with each product line, with software having little or no material cost (approximately 5-10%). The primary costs incurred by the Company are for materials and equipment relating to its hardware products, which also carry lower profit margins than the Company's software products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management.

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

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, General and Administrative expenses for the nine months ended October 31, 1997 and 1996 were $1,844,720 and $1,490,225 respectively. This constituted approximately 75% and 70% of revenues for the nine months ended October 31, 1997 and 1996 respectively. Selling, General and Administrative expenses for the three months ended October 31, 1997 and 1996 were $557,457 and $544,906 respectively. This constituted approximately 61% and 39% of revenues for the three months ended October 31, 1997 and 1996 respectively. This increase was due primarily to increases in staffing in Sales, Marketing and Customer Support, expenditures for Marketing and Advertising programs for the Escape(TM) and LinkNet(TM) products, and legal and administrative costs associated with the Company's shareholders meeting held on March 25, 1997.

Research, Development and Software
----------------------------------

The Company incurred research, development and software costs of approximately $198,513 and $261,242 for the nine months ended October 31, 1997 and 1996 respectively. The Company incurred research, development and software costs of approximately $72,846 and $100,033 for the three months ended October 31, 1997 and 1996 respectively. This decrease was primarily due to the Company's determination to reduce these costs in fiscal 1998 in light of the Company's continuing losses, and to a decrease in salaries as a result of attrition. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. The Company expects research, development and software costs to increase in future periods as finances permit.

Liquidity and Capital Resources
-------------------------------

     To date, the Company has funded operations from the receipt of proceeds from private placements of debt and equity, including the exercise of warrants, interest earned from the investment of such proceeds in interest earning assets, and revenues from operations. During the fiscal year ended January 31, 1997 the Company received $169,439 in net proceeds, after payment of offering related expenses, from exercises of warrants and from the sale of its common stock. During the first nine months of fiscal 1998, the Company raised approximately $45,000 of net proceeds from the exercises of warrants. These amounts were primarily used to fund operations.

     During the first nine months of fiscal 1998, net cash used in operating activities was approximately $562,000. As a result, on October 31, 1997, the Company held cash and cash equivalents of approximately $66,000, down from cash of approximately $631,000 as of January 31, 1997, and had a working capital deficit (current assets minus current liabilities) of approximately $121,873, down from a working capital surplus of approximately $910,000 as of January 31, 1997 (although as of December 12, 1997 the Company had a cash balance of approximately $700,000 based upon collection of orders shipped after 10/31/97). The Company's cash flow and liquidity continues to be severely impaired due to ongoing losses from operations. While the Company's Maestro System has begun to gain acceptance in the market, the Company is also finding strong interest at large call centers with the Company's Escape(TM) Platform and with its new LinkNet(TM) Internet Telephony products. While the Company believes that this will be a good market for the Company's products over time, the complexity of the Escape(TM) and LinkNet(TM) products, and the size of the orders, requires longer lead times from first inquiry to sale than with the Company's other products. While the Company's management continues to believe that in the near future the Company will be cash flow positive from its operations as its products continue to gain acceptance and popularity in the marketplace, there can be no assurances either that such will in fact occur or exactly when the Company may reach such a cash flow position.

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

     Provided the Company's Maestro(TM) System continues to gain market acceptance, the Company believes that, in the future, it will be able to rely less on private equity financings and the exercise of warrants by existing warrant holders and more on cash flow generated from revenues from increased hardware and software sales to fund its continuing operations. However, due to the planned introduction of new and improved products, and the anticipated growth due to, among other things, the manufacturing of hardware and software products and the expansion of operations, management anticipates that there will be a continued need for cash resources from sources other than operations to meet, among other things, anticipated commitments for raw materials, increased marketing activities, and personnel.

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

                                   EXHIBIT I

                              LINKON CORPORATION
                              ------------------
                       CALCULATION OF EARNINGS PER SHARE
                       ---------------------------------
                                  (Unaudited)


                                          Nine Months        Nine Months
                                             Ended              Ended
                                       October 31, 1997   October 31, 1996
                                       ----------------   ----------------

Loss for the Period                     $ (1,229,415)        $ (364,707)
                                        ============         ==========

Weighted Number of Shares Outstanding     10,888,752         10,753,252
                                        ============         ==========

Loss Per Share:                         $       (.11)        $     (.03)
                                        ============         ==========

                              LINKON CORPORATION
                              ------------------
                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     a. Exhibits

     Exhibit
       No.      Description of Document
                -----------------------
       27       Financial Data Schedule for the period ended
                October 31, 1997(1)

     ____________

(1)  Submitted separately, electronically.

     ____________


     b. Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended October 31, 1997.

                              LINKON CORPORATION
                              ------------------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LINKON CORPORATION
                                        Registrant


DATED:    December 15, 1997                            /s/ Lee W. Hill
                                                       ---------------
                                                    BY:  LEE W. HILL
                                                    CHIEF EXECUTIVE OFFICER


DATED:    December 15, 1997                          /s/  Thomas V. Cerabona
                                                     -----------------------
                                                    BY:   THOMAS V. CERABONA
                                                  VICE PRESIDENT OF OPERATIONS
                                                  PRINCIPAL ACCOUNTING OFFICER

                                 EXHIBIT INDEX


Exhibit
               No.   Description of Document
                     -----------------------
               27    Financial Data Schedule for the period ended
                     October 31, 1997(1)
____________

(1) Submitted separately, electronically.