Form 10KSB
period 1998-01-31
LINKON CORP
filed 1998-05-04
CIK 833203

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES   EXCHANGE
     ACT OF 1934.

     FOR THE TRANSITION PERIOD FROM ................TO.............

COMMISSION FILE NUMBER 0-19705

                              LINKON CORPORATION
                              ------------------
          (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           NEVADA                                     13-3469932
           ------                                    ------------
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

   140 SHERMAN STREET, FAIRFIELD, CT                      06430
   ---------------------------------                      -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


            (203) 319-3175
(ISSUER TELEPHONE NUMBER, INCLUDING AREA CODE)


SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE


SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:


                         COMMON STOCK, $.001 PAR VALUE
                  -------------------------------------------
                               (TITLE OF CLASS)

     CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR
FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS),
AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR PAST 90 DAYS.   YES
X  NO
--   ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     State issuer's revenues for its most recent fiscal year. $3,862,594.

     As of April 28, 1998 the aggregate market value of the voting stock held by non-affiliates was $14,928,084.

     Number of shares outstanding of the issuer's common stock, as of April 28, 1998 was 13,296,252.

                     DOCUMENTS INCORPORATED BY REFERENCE

     The issuer's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1998 is incorporated by reference into Part III of this Form 10-KSB.

           Transitional Small Business Disclosure Format (check one):
                                Yes       No  X
                                   ---       ---

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL BUSINESS

     Linkon Corporation (hereafter referred to as "Linkon" or the "Company"), a Nevada corporation, is a technology supplier to the telecommunications, Internet, cable and data networking industries. The Company's software and hardware products feature a "Universal Port" architecture that provides for efficient, multimedia communications in large networked environments. Solutions incorporating Linkon products have been created for applications such as interactive voice response (IVR), voice activated dialing, call center automation and Internet telephony. Linkon sells to original equipment manufacturers ("OEMs"), system integrators, value added resellers ("VARs") and distributors.

     Linkon Software includes the Link O/S/TM/ Operating System, which manages digital signal processing resources, memory, and software objects for telephony, fax, modem, speech compression, recognition, verification and synthesis. Linkon also offers a Direct Driver Interface for board-level programming, a signaling server engine for connecting Linkon-based systems to a variety of communications networks, as well as high-level application development tools such as Teravox/(R)/. Software applications include the LinkNet/TM/ IP (internet protocol) Telephony Software Suite and LinkNet/TM/ Gatekeeper Module.

     Linkon Hardware includes the Maestro/TM/ System, a modular and scaleable Digital Signal Processing ("DSP")-based platform for processing voice, fax, voice compression, modem, speech recognition and synthesis. The Maestro/TM/ System also provides public switched telephone network connectivity, echo cancellation for IP Telephony applications, and computer bus and computer telephony bus connectivity.

     Linkon technology-based systems include the LinkNet/TM/ IP Telephony Gateway - a new offering for the rapidly growing Internet telephone market - and the ESCAPE/TM/ Enhanced Services Platform for the dynamic call center automation market. Both products leverage Linkon's award-winning Maestro/TM/ System technology.

     Linkon has formed relationships with a variety of technology suppliers. These include Sun Microsystems, for whom Linkon is a value added reseller and "Catalyst Partner"; IBM, for whom Linkon is an independent software vendor and "Power Partner"; Lernout & Hauspie Speech Products, a leading provider of speech recognition, synthesis and compression; Voxware, a compression software provider; Syrinx Speech Products, an Australian speech recognition provider; AumTech, a provider of application generation software; and Designer Labs, a provider of Signaling System 7 services.

     Customers to date include AT&T, BellSouth, Broken Hill Proprietary, Sequel Communications, Frontier, Everbright Computer, Belgacom, Airtouch, US West, Telco Solutions, West Interactive, US Department of Defense, Boeing, Southwest Bell and TriGem Microsystems.

THE MARKET FOR IP TELEPHONY

     From its humble beginnings as a hobbyist toy in early 1995, IP Telephony has rapidly gained the potential to transform the $62 billion international telecommunications business. During 1996, the industry reached consensus on important interoperability standards and gained the strong backing of major computer vendors. The remaining technical limitations are quickly being addressed, and the stage is now set for a direct assault on the world's most lucrative telecom markets. According to Action Information Services, a Washington DC-based market research firm, the IP telephony industry will impact Public Switched

Telephone Network revenues by more than $8 billion from 1998 through 2001. According to Frost and Sullivan, the market for IP Telephony Gateways will rise from a projected $200 million in 1998 to $1.7 billion in 2001, which translates into a compounded annual growth rate of 229%. The growth in revenues is being driven mainly by toll-bypass and toll reduction capabilities, rapid product quality improvements, the growth of the Internet and intranets, the desire or need to conduct multimedia communications, and the integration of voice and data into a single network.

TECHNOLOGY OVERVIEW

     Linkon Hardware includes the Maestro/TM/ System, a modular and scaleable DSP-based platform for processing voice, fax, voice compression, modem, speech recognition and synthesis. The Maestro/TM/ System also provides public switched telephone network connectivity, echo cancellation for IP Telephony applications, and computer bus and computer telephony bus connectivity.

Hardware-independent Architecture

     A unique feature of the Maestro/TM/ system is its bus-independent design, which permits hardware flexibility on the part of system developers. Linkon produces a variety of feature modules (similar in concept to PC-based "daughter cards") about one fourth the size of a full-size PC board. The DSP module contains the DSP and RAM resources required to perform the various voice, speech and call processing applications. Other modules support analog signaling, digital communications, and echo-cancellation. These modules are "plugged" into a foundation card (similar in concept to a PC-based "motherboard") which is computer bus specific.

     This hardware architecture accomplishes the following important goals:

1.  It lowers costs;
2.  It provides an easy upgrade path;
3.  It allows rapid product development;
4. It provides access to additional markets with the rapid growth of the Internet; and
5.  It permits an easy change in form factor.

Platform Flexibility

     The bus specific foundation card contains the bus interface logic for both the system bus as well as the communications bus. Linkon currently offers foundation cards for EISA/ISA, Sbus and PCI bus. Compact PCI bus foundation cards are in development. New foundation cards are relatively simple because the processing and telephony electronics reside on the modules described above. This allows Linkon to address proprietary bus systems seeking to develop or augment call processing capabilities on a custom basis. The Company believes that other third-party component suppliers have all their capability designed and built specifically for standard buses, and thus do not generally provide capabilities for proprietary systems.

     The foundation cards also work with three of the dominant computer telephony bus architectures: PEB, SCSA and MVIP. A new H.100 Card is currently in development. The capability to work on virtually any system bus combined with the industry standard communication buses gives Linkon a degree of hardware independence unmatched by any other third-party board supplier in the industry. When the hardware independence is combined with the software capabilities, Linkon's design approach becomes the most flexible approach to system integration on the market.

     The primary advantage of Linkon's products over those of other technology suppliers is that the same hardware, with no modification, can be used for all applications, including speech recognition, fax, modem, text-to-speech, DTMF (touch tone) recognition, speaker verification, voice compression, and IP Telephony (the sending of voice and fax communications over IP-based networks). Because no specialized hardware is required for the different algorithms, system resources can be dynamically reallocated as required to allow the board to adapt to changing user demands for voice, fax, connectivity to IP networks and other features. This is in marked contrast to the historical industry "shared resource" architecture comprised of individual, specialized boards for each capability. For example, using one competitor's basic architecture to design a system of four ports of fax and voice mail, utilizing speech recognition and text-to-speech requires four separate boards and four PC computer slots. Linkon can provide this system on one computer board in one PC slot. The competitor's offerings, when fully equipped, tend to be significantly more expensive on a per-port basis.

DSP-based Software Algorithms

     Computer telephony functions are shipped on CDs with the Maestro/TM/ System boards. Customers only pay for those algorithms (voice, for example) which are required for their current system application. These algorithms are loaded onto the system hard drive and downloaded to the board's RAM on power up. Later, if the application developer needs additional capabilities, the developer can pay an incremental licensing fee and the additional algorithms can be delivered on an additional diskette or downloaded via modem connection. No system hardware changes are required. Linkon encourages third-party developers to develop additional algorithms for its platform. The Maestro/TM/ System also allows sales of high-margin software algorithms separately from hardware and provides the potential for increasing margins if the Company can gain a sufficient installed base of its equipment.

Application Development Software

     For high-level application development, Linkon provides TeraVox/(R)/, which is a set of UNIX extensions written in the "C" programming language. TeraVox/(R)/ provides system developers with the tools to rapidly create any call processing application. TeraVox/(R)/ is available and is supported under a number of operating systems, including various versions of UNIX, such as Solaris from Sun Microsystems.

Board-level Software

     Link O/S/TM/ is a board-level operating system that, when combined with TeraVox/(R)/, manages board and system-level resource allocation. Link O/S/TM/ supports dynamic allocation of application software functions to any port or channel. Each channel can support any technology feature present in a given system, providing a "universal port" for every call session. Because system developers do not have to write low level drivers and code, development time for implementing new features is significantly reduced. Also, Link O/S/TM/ insulates developers from the specifics of different algorithms within each algorithm class.

Third-Party Application Generator Software

     Linkon has worked with several independent software development companies to develop third-party application generator software packages which permit software application development to be performed at the end-user level by an individual having little or no experience with software development. This high-level software is delivered in source code form and permits a VAR, system integrator or OEM to easily write its own custom applications.

Custom Engineering

     The Company also provides customized software services for highly specialized applications with sufficient commercial potential. Custom engineering charges apply to all such projects. Several of the current customers for the Company's products began their relationship with the Company as custom engineering customers.

LINKON TECHNOLOGY-BASED PRODUCTS

     Linkon currently has the following distinct product lines: The LinkNet/TM/ Gateway System; The Escape/TM /System; the fourth-generation Maestro/TM/ System (discussed above); and LinkNet/TM/ SS7 Server.

The LinkNet/TM/  Gateway System

     The LinkNet/TM/ IP Telephony Gateway is a product designed to provide voice and fax communications over IP-based Internet and Intranet networks.
LinkNet/TM/ utilizes the Maestro/TM/ System communications boards, Teravox/(R)/ API, LinkNet/TM/ software, a variety of licensed audio compression software, and Sun Microsystems SPARC-based computing platforms running the Solaris operating system. These components are all integrated into a single, functional system.

LinkNet/TM/ Platform Description

     The LinkNet/TM/ IP Gateway can support from four analog ports to multiple digital T1/E1 connections, which can provide up to 96 full-duplex digital communications channels. Future releases of the Gateway will feature increased system capacities in order to meet the requirements of the large corporate, telco and ISP marketplaces. Linkon has also announced its support of the ITU
H.323 standard, which comprises data format, call control, and both audio and video compression.

     The LinkNet/TM/ IP Gateway, based on Linkon's universal port Maestro/TM/ System technology, is built on Sun Microsystems' SPARC-based computing platforms and runs under Sun's Solaris Unix-based operating system. Sun's server architecture delivers a robust, industry-standard data communications bus ideal for Internet communications, as well as a suite of powerful RISC-based CPUs capable of supporting the intensive processing demands of Internet Telephony. The Solaris operating system provides the reliability and high level of performance that has made the Unix operating system the operating system of choice for the global telecommunications infrastructure.

     The LinkNet/TM/ IP Gateway and the Maestro/TM/ System technology it employs have been designed to address IP Telephony's most difficult technical issues, including full-duplex communications, scaleability, echo cancellation and low delay time (latency).

     Full-Duplex Transmission. Full-Duplex Transmission, the norm over the Public Switched Telephone Network, has been difficult to achieve over the Internet with a number of competitors' Internet telephony gateway implementations. These implementations have achieved full-duplex transmission at the hardware level through a physical coupling of 2 channels, effectively reducing line capacity by 50%. In essence, an eight-port analog board supports only four full-duplex connections - and effectively operates as only a four-port board.

     Linkon achieves full-duplex transmission at the software level - directly on the DSP - eliminating the need to physically bridge two channels together and reduce system capacity. With universal port functionality, the Maestro/TM/ boards can support 2-channels per DSP. In practice, a four-port, four-DSP analog Maestro/TM/ board can provide four full-duplex Internet phone conversations.

     Compression. Certain competing IP telephony gateway implementations compress the voice signal on the host. This method introduces significant delay as well as extensive CPU utilization - so much utilization in fact that some systems can only run two-ports.

     The LinkNet/TM/ IP Gateway can employ multiple compression algorithms, all running on the DSP. This eliminates delay since switching is accomplished in real time, and reduces CPU utilization to single digits. Additional, standards based compression algorithms, or codecs, such as the G.7 series, can also be run on the DSPs.

     Echo Cancellation. When calls are made over the PSTN, network-installed echo cancellers ensure echo-free conversations. Internet telephony gateways, however, introduce echo during the HOP-On, HOP-Off portions of the transmission, requiring the presence of Gateway-based echo-cancellation circuitry. A number of current board vendors do not offer echo cancellation - relying on the PSTN to perform this function. The LinkNet/TM/ IP Gateway offers telco-grade hardware-based echo cancellation technology based on the same technology used by the major telephony companies.

     Scaleability.  Due to the limiting factors described above, competitors'
IP telephony gateways are limited in scale to twenty-four ports. The LinkNet/TM/ IP Gateway can achieve capacities of up to 96 ports in a single node server configuration.

     Tunable Polling Rate and Buffer Size. Linkon's Direct Driver Interface API for the Maestro/TM/ boards provides tunable parameters that allow control of the polling rate from 15 to 50 polls per second, and the buffer size from 80 to 4096 bytes. This compares to some competitive board vendors' products which provide for a minimum transfer buffer size of 1.5K, which introduces significant delay.

     Low Delay. With current implementations, the processing and conversion of voice signals from analog to digital and back again on the host processors takes its toll on the application by introducing extremely high delay times.
Competing vendors have experienced delays of 200-300 milliseconds in-and-out-of-board. Linkon has tested the LinkNet/TM/ IP Gateway for delay and has achieved a rate of 30-50 milliseconds, which is a breakthrough in terms of meeting the demands of the PSTN.

     Integrated Voice and Fax over IP. The Maestro/TM/ System's universal port capability, which allows Linkon to offer a wide range of algorithms and codecs "on-board" - all in a single computer slot - and available to each and every port - also provides the core technology enabling Linkon to offer an integrated Internet Fax and Internet Telephony Gateway platform.

LinkNet/TM/ SS7 Server

     The LinkNet SS7 Server is a specialized communications system designed to provide Signaling System 7 protocol support for LinkNet IP Telephony Gateways. Signaling System 7 is a global standard for telecommunications defined by the International Telecommunication Union (ITU). The standard defines the procedures and protocol by which network elements in the public switched telephone network
(PSTN) exchange information over a digital signaling network to effect wireless and wireline call setup, routing and control. The LinkNet SS7 Server integrates with the LinkNet Gateway to provide a variety of capabilities for telecommunications service providers, including basic call setup, management and tear down, as well as enhanced call features such as call forwarding, calling party name and number display, and three-way calling.

The ESCAPE/TM/ Platform

     The Linkon ESCAPE/TM/ Voice Response Unit (IVR System) also utilizes the Maestro/TM/ System universal-port, DSP-based CTI boards and application generation software. This hardware/software combination, built upon a fully open-architected, telco-grade computer platform, provides great flexibility in integrating previously disparate systems and emerging technologies.

     With ESCAPE/TM/, customers acquire a middleware system that applies not just to current technologies, but also to emerging ones. ESCAPE/TM/ enables the exchange of information with other systems, regardless of whether they are old, new, in-house, or third party. This allows a business to protect its existing investments while reducing the costs associated with expanding services.

ESCAPE/TM/ Platform Description

     The ESCAPE/TM/ Platform utilizes its Maestro/TM/ CTI architecture, which enables the system to support either multiple channels of DTMF per DSP, or "Universal Port" functionality supporting DTMF, Fax, Speech Recognition, multiple voice compressions, modem, and Text-To-Speech.

     Use of the Maestro/TM/ boards in these VRU's offers significant advantages over competitive products. According to Computer Telephony Magazine, "Maestro/TM/ delivers the best price performance while maintaining the Company's reputation of producing the telecom market's "most powerful" board.

     In addition to the Maestro/TM/ Boards and application generator software, each ESCAPE/TM/ System is built upon a Pentium based Industrial Rack Mounted Computer. This computer provides redundant power supplies, remote monitoring and optional RAID disk storage capability.

ESCAPE/TM/ Platform Capabilities

     The ESCAPE/TM/ Platform provides an extremely cost-effective platform for multi-function applications. The ESCAPE/TM/ Platform's "universal port" capability enables applications to dynamically support Voice, Fax, Text-to-Speech, Speech Recognition, CELP voice compressions and other algorithms. Such universal application access simplifies the engineering and administration of application interfaces. System engineers no longer need to dedicate a fixed percentage of the Telecom Server resources to a specific application.

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

     The Company believes that ESCAPE/TM/ Platforms will retain their value longer than other hardware based architecture. Configuration planning is simplified because software rather than hardware is dynamically altered when capacity limits are reached.

     Although "universal ports" are ideal for implementations that require advanced speech technologies on a single port, the ESCAPE/TM/ VRU also allows for the flexibility to provide extremely cost-effective, high-density DTMF in cases where advanced technologies are required on a limited basis. Depending on a customer's requirements, the ESCAPE/TM/ VRU can supply the desired feature-set today, or sometime in the future.

RESEARCH AND DEVELOPMENT

     The nature of the computer hardware and software industries is such that research and development is deemed mandatory by management in order to ensure competitiveness. The Company incurred research, development and software costs of approximately $608,874 and $705,053 for the fiscal years ended January 31, 1998 and 1997 respectively. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced hardware products (communications boards) and more efficient software products to operate them.

     Linkon product strategy calls for products with an "OPEN" architecture design. This permits them to interface with all existing competitive hardware and software and permits Linkon to market software replacement and upgrades as new products are developed.

     The Company's R&D strategy is to have strong in-house design and engineering capability, but also to utilize state-of-the-art technology houses to develop long lead-time leading edge technology. Some examples are arrangements with Lernout & Hauspie, a algorithm development firm in the Speech Recognition and Text to Speech areas, and Syrinx Speech Products, an Australian firm, to port their speech recognition algorithms to the Maestro/TM/ System Communications Boards.

TECHNOLOGY RELATIONSHIPS

     The Company's strong technology and quality product design have led to several technology relationships over the last few years. The more significant relationships are outlined below. Given its limited size and resources, Linkon has relied upon these and other third parties to develop technology necessary for the Company's products.

Aumtech

     AumTech is a provider of application generation software for the ESCAPE/TM/ Platform, having ported its software product to the Maestro/TM/ System's boards. The Aumtech software is used by the Company's customers to develop interactive voice response applications for call center environments.

Sun Microsystems Computer Company

     Linkon believes that it is the only computer telephony board-level company currently shipping a communications board for the S-bus, making it compatible with Sun's SPARC server systems. As a result, developers of call processing applications for Sun systems can use Linkon products. Sun is making an increased sales effort into the computer telephony and call-processing industry, enlarging this opportunity. To concentrate on these efforts, Linkon recently created a Sun business unit with its own dedicated manager. In March 1996, Sun introduced a CTI server utilizing Linkon technology. In June of 1997, Linkon introduced the LinkNet/TM/ System based upon the Sun hardware and software architecture.
In January of 1998, Linkon became a Sun Authorized Reseller, which enables the Company to build and deploy complete systems based upon the Sun platform.

Syrinx Speech Systems Pty Ltd

     Syrinx, based in Sydney, Australia, is a developer and supplier of highly advanced Speech Recognition technologies that support speaker independent recognition of continuously spoken telephone-based speech. Syrinx has ported their technology to the Maestro/TM/ System's boards, enabling the provision of "0 to 9" digit recognition and well as "yes" and "no" word recognition as a basic, standard board function - the first and only offering of "no upcharge" speech recognition in the industry. Continuous speech recognition is also available as an option.

IBM

     Linkon supports IBM's AIX operating system, allowing the Maestro/TM/ System's boards to functionally operate in IBM's flagship RS/6000 Telecom Server product. The marriage of the Maestro/TM/ System's Boards and the RS/6000 Telecom Server from IBM creates a powerful and highly scaleable platform for creating computer telephony enhanced services, such as fax-on-demand and other leading voice and fax processing applications, including voice dialing, unified messaging, speech controlled interactive voice response, email reading, and Internet Telephony/Fax Gateways. The IBM RS/6000 is one of the world's leading servers with an installed base of over 500,000 units worldwide.

Designer Labs

     Designer Labs is a telecommunications software company based in New Hampshire that specializes in intelligent network, or Signaling System 7 ("SS7"), solutions for switched circuit and IP-based services. SS7 is essentially a data network that runs parallel to the network of switches that carry voice traffic over the public switched telephony network. The SS7 network provides for a "signaling layer" that carries information about line and phone status conditions (busy, out of service, etc.) between switches in the network thereby helping to make the network more efficient and intelligent. SS7 also uses specialized databases that contain call routing information, making it possible, for example, for a telephone switch to route a call to a secondary phone number if the primary number is unavailable. Designer Labs has partnered with Linkon to develop SS7 signaling services that allow SS7 to be harnessed as a signaling mechanism for the transport of voice over IP networks. This allows the Company's LinkNet/TM/ Gateway to offer the same intelligent network services for IP Telephony network applications.

MARKETING

     To date the Company has marketed its products via sales to independent distributors, original equipment manufacturers ("OEM") and value added resellers ("VAR"). In addition, the Company's marketing program consists of advertising in the trade press, exhibiting at trade shows, speaking engagements and presentations by Linkon personnel at leading industry conferences and seminars, demonstrations of Linkon technology with companies who are key prospects for strategic relationships, and direct mail campaigns.

     Although the Company's products have received wide recognition, commercial success with previous generations has been moderate because of the high price point (on a per port basis) for voice-only applications. Pricing issues have been addressed with the Maestro/TM/ System series products. The Company's product design and feature set were ahead of the market trend towards more complex multimedia applications and larger systems. As the market for systems has become more competitive, and differentiation is increasingly feature based, demand is rapidly rising for high port count and multi-feature systems which the Company's product line addresses.

SALES

     Through the Company's sales force, and its analysis of the sales volume, market specialization and financial status of potential customers, the Company predetermines potential customers deemed qualified for its products and makes direct telephone or written contact with the appropriate representatives thereof. The Company is directly targeting the Call Center market for sales of the ESCAPE/TM/ IVR platform. The primary sales targets for the Company's component level products are VARs, Systems Integrators ("SI"), OEMs and telephone companies.

     In January 1998 Linkon was approved as an Authorized Sun Microsystems Reseller, allowing the Company to resell Sun Microsystems' entire product line to customers. As a benefit of this relationship, Sun Microsystems provides a number of marketing programs for Linkon to leverage. Specific activities include exhibiting in Sun partner pavilions at leading Internet, CTI and telecom trade shows, joint email and fax blasting, direct mail campaigns, sales support, technical support, introductions to other resellers, special events and technology briefings, and public relations support.

Distributors

     The Company is seeking to develop relationships with independent firms to carry the Company's products both domestically and internationally. The Company currently has relationships with distributors in the United States, Korea, Philippines and Spain.

     Ingram Micro. Ingram Micro Inc. is the world's leading wholesale distributor of technology products and services. An agreement in principle has been reached for Ingram Micro to distribute Linkon products to its reseller customers, which agreement would provide Linkon with a world-class distribution channel. Finalization of the relationship is currently pending.

OEM Sales

     The Company seeks to establish agreements with OEM companies with large customer bases which intend to modify the Company's hardware, operating systems and/or utilities for marketing by the OEM under their own name. It is contemplated that these arrangements will usually involve training, volume discounts and minimum purchase commitments. As of the date hereof, the Company sells to several OEM's.

Direct Sales

     The company sells directly to a number of accounts, including AT&T. As awareness of the technological advantages of the company's ESCAPE/TM/ IVR Platform and Maestro/TM/ System products grow in the market, it is expected that the percentage of direct sales versus OEM/VAR and SI sales will grow significantly in proportion.

INTERNATIONAL SALES

     During Fiscal 1998, Linkon signed an agreement with TriGem Microsystems, Inc., a division of the $1.0 billion TriGem Computer Group, one of Korea's leading computer manufacturers. The multi-year agreement calls for a minimum purchase level of $2.0 million in the first two years. TriGem will import, market, sell and support Internet Computer Telephony solutions featuring Linkon products, including the ESCAPE/TM/ and LinkNet/TM/ systems.

     Linkon is in the process of negotiating distribution agreements for the Philippines, Spain, France and China.

KEY CUSTOMERS

     Three of the Company's customers accounted for approximately 85% of revenues for the year ended January 31, 1998. Management believes that sales will continue to come from:

     1. Sales of the LinkNet/TM/ IP Telephony Gateway Server to customers such as competitive local exchange carriers, next generation telecom companies and prepaid calling card companies.

     2.   Sales of the ESCAPE/TM/ IVR platform into the Call Center environment.

     3. VARs, SIs and OEMs who will develop or private label their own platforms using Linkon technology, and in essence, will resell the Company's products to end users.

AT&T

     The Company's largest customer is AT&T. The group within AT&T that utilizes the Company's products provides call center operations to service AT&T's 800 number customers. AT&T's call center application consists of the ESCAPE/TM/ Platform supporting over 5000 lines of telephone service. In fiscal 1998, AT&T purchased approximately $2,600,000 of this product from Linkon. Linkon currently has a backlog of approximately $300,000 of this product for AT&T, which is planned to ship during the first and second quarter of fiscal 1999.

Airtouch/ CMA

     CMA (for Customer Management Automation), is a Sun Microsystems value added reseller and system integrator based in Dallas, Texas. CMA is a pioneer in the deployment of networked computer telephony integration applications for major telecommunications companies including

Cellular One and Airtouch. In December of 1996, Linkon entered into a million volume purchase agreement with CMA which provides CMA with the right, but not the obligation, to purchase up to $1.5 million of certain Linkon products. In fiscal 1998, CMA purchased approximately $132,000 of this product from Linkon. Linkon currently has no current backlog from this customer.

Bell South/ Cat Technologies

     Cat Technologies is a leading developer of customer management solutions using computer telephony integration technology. CAT is a Linkon VAR, and has incorporated Linkon Maestro/TM/ System's boards in its enhanced telephony and Internet/Intranet applications platform. In fiscal 1998, CAT Technologies purchased approximately $353,000 of this product from Linkon. Linkon has no current backlog from this customer.

Sequel Communications

     Sequel Communications is a facilities-based telecommunications provider offering a wide range of communications solutions. In the first quarter of fiscal 1999, Sequel Communications signed a purchase order for $515,000 of the LinkNet/TM/ Gateway product. Established in April, 1994 as a wholly-owned subsidiary of Sequel Concepts, Sequel Communications was created to take advantage of the growing worldwide demand for telecommunications services while leveraging the company's expertise as a systems integrator and vertical software developer and its strong ties with Southeast Asia. As such, it is situated to benefit from the surging demand for telecommunication services presented by countries in this region which will account for more than one half of all telephones put into service worldwide over the coming decade.

BACKLOG

     As of February 1, 1998, Linkon had a backlog of approximately $565,000, all of which was for product to be shipped during the first quarter of fiscal 1999. As of April 20, 1998, the Company had a backlog of approximately $800,000, to be shipped during the first and second quarters of fiscal 1999.

CUSTOMER SUPPORT AND WARRANTY

     The Company offers a two year warranty on all products and services. Customers are entitled to receive telephone hotline access, field support and periodic software updates. Customers return defective product for repair to Linkon. Costs incurred as a result of "In Warranty" repairs and returns have not been material in the past.

COMPETITION

     The Company's markets are extremely competitive. Competitors to the Company's various product lines include:

     For the Maestro/TM/ System products, Dialogic Corporation, Rhetorex, a division of the Octel Division of Lucent, Brooktrout Technology, Inc. and Natural Microsystems, Inc., among others, are substantial hardware competitors of the Company.

     For the Escape/TM/ Platform products, Conversant, a division of Lucent Technologies, Brite Voice, Intervoice, Periphonics, and Syntellect manufacture IVR systems.

     For the LinkNet/TM/ System products, Dialogic Corporation, Natural Microsystems, Analogic Corporation and Brooktrout Technology, Inc. have introduced competing IP telephony hardware/software components. For LinkNet/TM/ Gateway (server) products, Netspeak, Vocaltec, Inter-Tel, Vienna Systems and other companies as well as several proprietary products companies have built competing IP Telephony gateway products that utilize components from one or more of the companies listed above.

     Management believes that its products possess certain competitive advantages. The Company's products are able to run all functionality on a single board, compared to multiple boards for the Company's competitors. The Company's products can run compression software in conjunction with other modalities. The Company's software is scaleable to a high density. In addition, the Company's LinkNet/TM/ product is at present the only Sun Microsystems's SPARC and Solaris-based IP Telephony Gateway on the market - a factor that provides Linkon with a distinct competitive advantage in the telecommunications and Internet services marketplace. However, given the competitive nature of the industry, no assurance can be given that the Company can achieve a commercially successful market for its products or that its competitors will not develop similar or better products than the Company's present line in the future. The Company does not presently possess a meaningful market share in the voice processing industry and many of the Company's competitors have greater financial and other resources and more substantial marketing capabilities than the Company.

PATENTS, TRADEMARKS & COPYRIGHTS

     The Company's computer board design and code are proprietary and a trade secret. The Company has obtained no patents or registered any copyrights for any of its products.

     The Company has obtained a registration for its TERAVOX/(R)/ trademark from the U.S. Patent and Trademark Office and intends to seek source code copyright protection on its future operating systems and utilities.

     On February 10, 1998 the Company entered into a TXG-NX Field Deployable Software License Agreement, TXG-NX Lab Deployable Software License Agreement and a USP Library

Software License Agreement with Designer Labs, llc. Each of such license agreements are non-exclusive and permit the Company to use and sell certain computer software in connection with the development and sale of the Company's products. The terms of the licenses vary from approximately one year to perpetual unless terminated by the Company or, in the event of a breach by the Company of any the terms of the applicable license agreement, by Designer Labs, llc.

     The Company is also a party to a December 1, 1996 worldwide, non-exclusive license agreement with Syrinx Speech Systems, Pyt. Ltd. to use or incorporate in products sold by the Company certain computer software, patents, trademarks and copyrights owned by such company related to speech recognition by a computer. This license is renewable for successive one year terms upon written mutual consent of the parties.

     The Company has also entered into a world-wide, non-exclusive license agreement to use or incorporate in products sold by the Company certain computer software, patents, trademarks and copyrights owned by Aumtech Limited related to applications generation and service creation for use in voice processing systems. This license is for a two-year term ending December 1999 and is renewable for successive one-year terms upon mutual written consent of the parties.

     In December 1996 the Company also entered into a non-transferable, non-exclusive, worldwide software license agreement with Voxware, Inc. relating to certain Voxware programs that are incorporated into the Maestro(TM) System. The term of the Voxware license agreement expires in December 1998.

EMPLOYEES

     As of April 28, the Company employs 30 persons: 5 executive, 11 technical, 10 sales and marketing, 1 quality assurance and 3 administrative. There is no union contract relating to employees nor does the Company anticipate there to be unionization of its employees. The Company believes it has a positive relationship with its employees.

ITEM 2.   PROPERTIES

     The Company currently leases approximately 5,700 square feet of office and laboratory space in Fairfield, Connecticut, pursuant to a 1 year lease extension expiring on August 31, 1998 at an annual rental of $111,114. The facility has capacity for expansion and is deemed sufficient for the Company's foreseeable needs. The Company is currently negotiating with the landlord for an extension at the same time that it is reviewing whether it wishes to attempt to extend its lease for an additional period of time or to relocate. The Company does not believe that it would suffer any material adverse effect if it relocated upon the expiration of its lease.

ITEM 3.   LEGAL PROCEEDINGS

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's shares are listed on the National Quotations Bureau "Bulletin Board". Its stock symbol is "LKON". Various market dealers make the market of the Company's stock and trades are made through what is commonly known as the "pink sheets."

     The following table sets forth, for the periods indicated, the quarterly high and low representative bid quotations for the Company's Common Stock as reported by the National Quotations Bureau. Quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                         Fiscal Year Ending January 31,
                         ------------------------------

                       1998                1997
                 ----------------    ----------------
                  High      Low       High       Low
                 ------    ------    -------    -----
1st quarter       2 5/8    1 1/16      1 5/8      5/8

2nd quarter      1 5/16       3/4     1 5/16    23/32

3rd quarter       1 1/8       5/8      3 1/8      3/4

4th quarter       15/16       1/2    2 13/16    1 3/4

     As of April 28, 1998, there were 604 shareholders of record of the Common Stock of the Company. The Company estimates, based on prior shareholder mailings, that holdings in "street name" represent approximately 4,100 additional beneficial shareholders.

     The Company has not declared any dividends since its inception and, due to its anticipated need for all revenue generated by the Company's operations to be used to operate the Company's business, has no intention of paying any cash dividends in the immediate future. On April 6, 1998 in connection with an equity and debt financing transaction (the "RG Financing") with RG Capital Fund, LLC (the "RG Fund") and certain investors designated by the RG Fund, the Company, among other things, borrowed $1,100,000 from the RG Fund and issued to the RG Fund a Promissory Note in like principal amount plus interest at an annual rate of 8% maturing on April 5, 2000 (the "RG Note"). The proceeds of such borrowing were used to repay monies borrowed by the Company in October 1994 from IBJS Capital Corporation ("IBJS") pursuant to the terms of a 10% Senior Secured Convertible Debenture in the principal amount of $1,000,000 (the "IBJS Debenture"). Upon such repayment, the IBJS Debenture was cancelled along with an aggregate 279,081 warrants to purchase the Company's Common Stock previously issued to IBJS. As a result of the cancellation of the IBJS Debenture, the Company is no longer subject to the restrictions on payment of dividends contained in the IBJS Debenture; however, the Company is prohibited from paying dividends under the terms of the RG Note until the RG Note is repaid (including accrued interest) unless it obtains the RG Fund's prior written consent. See "Item 6. Management's Discussion and Analysis or Plan of Operations -- Liquidity and Capital Resources" for a more detailed discussion of the RG Financing.

UNREGISTERED SALES OF THE COMPANY'S SECURITIES DURING FISCAL 1998

     The following is a description of transactions in which the Company sold its securities during the fiscal year ended January 31, 1998 and recent sales through April 28, 1998, without registering the offer and sale under the Securities Act of 1933, as amended (the "Securities Act").

     On December 19, 1997, the Company granted options to purchase an aggregate of 191,000 shares of the Company's Common Stock to a total of 20 employees, officers and/or directors of the Company under the Company's 1996 Stock Option and Performance Incentive Plan. Such options each have an exercise price of $.5625 and terminate on December 19, 2007. The Company did not receive any consideration from the option recipients for the options. The options (to the extent constituting offers and sales under the Securitues Act) were granted pursuant to the exemptions from registration afforded by Section 4(2) of, and Regulation D under, the Securities Act. The Company intends to register the offer and sale by it of shares of its Common Stock pursuant to such options prior to the time that any of such options are actually exercised.

     On April 6, 1998, pursuant to the terms of a Subscription and Stock Purchase Agreement (the "RG Subscription Agreement") between the Company and the RG Fund, the Company issued an aggregate of 1,680,000 shares of the Company's Common Stock to the RG Fund for an aggregate consideration of $1,260,000. Thereafter, on April 14, 1998, the Company issued an additional 720,000 shares of its Common Stock pursuant to the RG Subscription Agreement to ten investors designated by the RG Fund for an aggregate consideration of $540,000. The aggregate 2,400,000 shares of the Company's Common Stock (the "RG Shares") issued to the RG Fund and the investors designated by it were issued pursuant to the exemptions from registration afforded by Section 4(2) of, and Regulation D under, the Securities Act.

     On April 6, 1998, the Company also issued to Roberts & Green, Inc. ("R&G") warrants to purchase 1,000,000 shares of the Company's Common Stock at a price of $1.50 per share in connection with its entry into an investment banking financial advisory services agreement with R&G. The warrants were issued pursuant to the exemptions from registration afforded by Section 4(2) of, and Regulation D under, the Securities Act.

     See "Item 6. Management's Discussion and Analysis of Plan of Operations -- Liquidity and Capital Resources" for a more detailed discussion of the RG Financing.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

NET INCOME

     The Company reported a net loss of $1,647,135 for fiscal 1998 as compared to a net loss of

$677,526 for the prior fiscal year. This increase in the net loss reported by the Company was primarily due to the following two factors:

     1. During fiscal 1997 the Company sold its stock investment in Concentric Network Corporation for $1,020,000 and recognized a gain of $679,909.

     2. Selling, general and administrative expenses increased by approximately $324,000 (or 13%) during fiscal 1998, primarily due to a decision by the Company to materially increase its sales, marketing and customer support staff.

     3. Revenues for the fiscal year ended January 31, 1998 were $3,862,594 as compared to $4,405,315 for the prior year. This represented a decrease in revenues of 12%. This loss in revenue generated a $222,000 reduction in the gross margin, increasing net loss by that amount.

REVENUES

     For the year ended January 31, 1998, revenues decreased approximately $542,721 from the year ended January 31, 1997, from $4,405,315 to $3,862,594, a decrease of 12%. This decrease was due mainly to the Company's inability to ship backlog of approximately $565,000 by the end of the fiscal year. The failure was primarily due to the Company's working capital difficulties.

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

COST OF GOODS SOLD

     Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization, were $2,227,528 and $2,547,505 for the years ended January 31, 1998 and 1997 respectively. This constituted approximately 58% of revenues for each of the years ended January 31, 1998 and 1997, respectively. The cost of goods sold varies with each product line, with software, which constitutes 35% of total goods sold, having little or no material cost (approximately 5-10%). The primary costs incurred by the Company are for materials and equipment relating to its hardware products, which carry significantly lower profit margins than the Company's software products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management.

     While management continues to believe that its products can be sold with a less than 50% cost of goods sold, management also realizes the need to gain market share for its products and will, for the near term, be aggressive in its pricing policy. However, management also believes that the cost of sales will go down as customers begin to order enhanced software features which carry significantly lower costs than the company's hardware products, and as a result of research and development projects aimed at increasing efficiency while reducing cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the fiscal years ended January 31, 1998 and 1997 were $2,723,876 and $2,400,660 respectively. This constituted approximately 71% and 54% of revenues for the fiscal years ended January 31, 1998 and 1997, respectively. This increase for fiscal 1998 when compared with fiscal 1997 was due primarily to increased staffing in Sales, Marketing and Customer Support, expenditures for Marketing and Advertising programs for the Escape/TM/ and LinkNet/TM/ products, and legal and administrative costs associated with the Company's shareholders meeting held on March 25, 1997 (no shareholders meeting was held in fiscal 1997). The Company expects selling, general and administrative expenses to increase in the future as sales volume increases.

RESEARCH, DEVELOPMENT AND SOFTWARE

     The Company incurred research, development and software costs of approximately $608,874 and $705,053 for the fiscal years ended January 31, 1998 and 1997 respectively. This decrease of approximately 14% was primarily due to a decrease in salaries as a result of attrition. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. The Company expects research, development and software costs to increase in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements to date have been to fund losses from operations. In addition, from time to time the Company has required capital to fund increases in inventory of certain products necessary for the Company to sell such products. The Company has funded its capital requirements through the receipt of proceeds from private placements of convertible debt and equity, including the exercise of warrants, interest earned from the investment of such proceeds in interest earning assets, factoring facilities and revenues from operations. During fiscal 1998, net cash used in operating activities was approximately $87,000, net cash provided by financing activities (the sale of stock upon the exercise of warrants) was $45,000, and net cash used for investment activities (the purchase of equipment) was approximately $77,000. This resulted in a net decrease in cash during fiscal 1998 of approximately $119,000, reducing the Company's cash and cash equivalents from approximately $631,000 as of January 31, 1997 to approximately $512,000 as of January 31, 1998. However, due to the fact that the Company's net loss for fiscal 1998 was approximately $1,647,000, notwithstanding the fact that the Company's net cash used in operations was only approximately $87,000, the Company had a working capital deficit (current assets less current liabilities) as of January 31, 1998, of approximately $815,000 as compared to a working capital surplus of approximately $910,000 as of January 31, 1997. Therefore, as of January 31, 1998, the Company's working capital position was severely impaired.

     On March 19, 1998 the Company entered into an Agreement for Purchase of Receivables (the "Imperial Factoring Agreement") with Imperial Bank ("Imperial") pursuant to which the Company may sell to Imperial accounts receivable and other general intangibles ("Purchased Receivables") that are from time to time identified by the Company and accepted by Imperial. Upon acceptance by Imperial, Imperial is obligated to pay the Company 85% of the face value of the Purchased

Receivables (subject to adjustment), retaining the remaining 15% of the face value of the Purchased Receivable as a reserve until after the Purchased Receivables are paid by the Company's customers (i.e., the account debtors). The Company is obligated to pay Imperial (i) a factor fee at a rate of 1.75% per month on the face amount of each unpaid invoice relating to Purchased Receivables and (ii) an administrative fee at a rate of 0.5% of the face amount of each invoice for a Purchased Receivable. Imperial's purchase from the Company of Purchased Receivables is with full recourse against the Company. The Company's obligations under the Imperial Factoring Agreement are secured primarily by its accounts receivable and other general intangibles and the proceeds thereof. The term of the Imperial Agreement is one year and it will automatically be renewed from year to year thereafter unless terminated by the parties in accordance with the Imperial Factoring Agreement.

     On March 26, 1998, the Company executed an addendum to the Imperial Factoring Agreement that enables the Company to offer to sell to Imperial and Imperial to elect to buy from the Company the Company's right to payment under purchase orders given to the Company by its customers. The advance rate with respect to purchased Company purchase orders is 20% (as opposed to the 85% advance rate applicable to accounts receivable). The total amount of financing to be provided to the Company with respect to the sale of purchase orders is capped at the lesser of $400,000 or the outstanding reserve amount plus $200,000.

     After entering into the Imperial Factoring Agreement the Company terminated its factoring arrangement with Boston Financial and Equity Corporation (the "Boston Financial Factoring Arrangement"). The Company believes that the Imperial Factoring Agreement represents an improvement from the Boston Financial Factoring Arrangement. Imperial only reserves 15% of the purchase price of Purchased Receivables as opposed to the 20% reserve required under the Boston
Financial Factoring Arrangement.    The Company's borrowing power on the date of
sale of the Purchased Receivables is further enhanced under the Imperial Factoring Agreement through the payment of the monthly factoring fee on unpaid invoices relating to Purchased Receivables as compared to the 2% discounted sale structure (i.e, a fee of 2% of the dollar amount of Purchased Receivables was taken by Boston Financial upon the purchase of the Purchased Receivables) used in the Boston Financial Factoring Arrangement. In addition, the Company's ability under the addendum to the Imperial Factoring Agreement to obtain financing in advance of shipment based upon customer purchase orders (as opposed to accounts receivable) provides the Company with a new source of financing not previously available under the Boston Financial Factoring Arrangement.

     On April 6, 1998 the RG Financing, an equity and debt financing transaction with the RG Fund, was consummated. The equity financing piece of the RG Financing involved the sale, pursuant to the RG Subscription Agreement, to the RG Fund and ten investors designated by the RG Fund of an aggregate of 2,400,000 shares of the Company's Common Stock for an aggregate consideration of $1,800,000. Funding of the sale to the investors designated by the RG Fund took place on April 14, 1998. The RG Subscription Agreement provides, among other things, that the Company must permit a designee of the RG Fund to be an unpaid advisor to the Board of Directors of the Company. The RG Fund's designee has none of the voting rights conferred upon directors of the Company, but does have the right to receive notice of and to attend meetings of the Board of Directors of the Company and committees thereof.

     The RG Subscription agreement also contains covenants by the RG Fund in favor of the Company relating to the voting of shares, additional purchases of common stock, and resales of shares. The RG Fund is obligated, as long as the Company is not in default under the RG Note or certain other agreements with the RG Fund, to vote all shares of Common Stock purchased by it in the RG Financing in accordance with the recommendations of the Board of Directors of the Company. The RG Fund is also prohibited from purchasing additional shares of the Company's Common Stock on the open market or from any person or entity other than the Company without the Company's prior written consent. The voting agreement and restrictions on purchase remain in effect until such time as the RG Fund and its affiliates own less than 5% of the Company's outstanding common stock. In addition, for a period of two years the RG Fund is prohibited from selling or otherwise transferring or disposing of its shares, except in amounts that would otherwise be permitted under Rule 144 of the Securities Act without giving effect to the holding period requirements thereof unless such sale, transfer or disposition is pursuant to an underwritten public offering of such shares.

     The debt portion of the RG Financing consists of a loan to the Company by the RG Fund in the principal amount of $1,100,000. The loan is evidenced by a promissory note issued by the Company to the RG Fund in like principal amount bearing interest at an annual rate of 8%. The RG Promissory Note is unsecured and is payable in full in one lump sum payment on April 5, 2000. As long as the Note remains unpaid, the Company is prohibited, unless it obtains the prior written consent of the RG Fund, from, among other things, (i) issuing securities in reliance on Regulation S of the Securities Act, (ii) issuing securities at a price that is less than 75% of the public trading price of the Company's Common Stock, (iii) incurring indebtedness for borrowed money other than in connection with factoring agreements, financed purchases or leases of equipment (not to exceed $500,000) or existing indebtedness of the Company, (iv) guarantying obligations of its affiliates, (v) declaring dividends or redeeming capital stock, or (vi) selling assets outside of the ordinary course of business. The proceeds of the loan were used by the Company to pay off all amounts owed by the Company to IBJS pursuant to the IBJS Debenture and to retire all warrants held by IBJS, for a cash payment of $ 1,092,833.40 (which was approximately $150,000 less than the amount then due on the Debenture).

     In addition to the RG Financing, the Company also entered into an investment banking and financial advisory services relationship with R&G, pursuant to which the Company appointed R&G as its exclusive financial advisor and agreed to (i) pay R&G a monthly advisory fee equal to $5,000 for a period of eighteen months and (ii) issue to R&G warrants to purchase an aggregate of 1,000,000 shares of Common Stock at an exercise price of $1.50, terminating in eighteen months.

     The 2,400,000 shares of Common Stock issued to the RG Fund and the investors designated by it and the 1,000,000 shares of Common Stock underlying the warrants granted to R&G are entitled to the benefit of certain registration rights which, among other things, require the Company to file a registration statement with respect to such shares under the Securities Act on or before May 15, 1998.

     The Company believes that the combination of its working capital surplus subsequent to the closing of the RG Financing transaction, its improved factoring facility with Imperial and its ability to raise equity capital in the past will be sufficient to provide it with adequate liquidity for fiscal

1999. The Company's ability to have adequate capital for the fiscal year ending on January 31, 2000 and periods thereafter (including the ability to repay the $1,100,000 due to the RG Fund in April 2000) will be dependent upon the Company's ability to gain market acceptance of its products and/or its ability to raise additional capital.

     The Company does not currently contemplate any significant capital expenditures during fiscal 1999. The Company does not believe that, except as stated herein, any contingencies exist which would have a material adverse effect on the Company's financial condition, future operating results or liquidity.

YEAR 2000 ISSUE

     The "Year 2000 Issue" results from computer programs being written using two digits, instead of four, to define a given year. Programs running time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in disruptions to various activities and operations, miscalculations and even system failures.

     The Company has designed all of its currently manufactured software and hardware to be Year 2000 ready. The Company has commenced an investigation and is making written inquiry to its suppliers as to whether the component parts of certain of its products that are supplied by such third parties are Year 2000 compliant. With respect to the Company's own operating systems, the Company is taking steps to remediate any existing Year 2000 Issues and does not expect the costs of such efforts to be material.

     Based upon preliminary data, the Company does not believe that the Year 2000 Issue will have a material adverse impact on the Company's financial condition, results of operation or future cash flows. If, however, the Company, its suppliers and other third parties with whom the Company maintains business relations are unable to resolve any arising Year 2000 problems in a timely manner, risk to the Company's financial condition could result.

FORWARD-LOOKING INFORMATION

     The statements in this Annual Report on Form 10-KSB that are not statements of historical fact constitute "forward-looking statements." Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performances or achievements, expressly predicted or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects," "intends," "goals," "estimates," "projects," "plans," "anticipates," "should," "future," "believes," and "scheduled."

     The important factors which may cause actual results to differ from the forward-looking statements contained herein include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain key management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with, government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and expectations of the Company will be achieved.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements are included herein following Item 14 of this Annual Report on Form 10-KSB commencing on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in, or disagreements with, the Company's certified public accountants during the fiscal years ended January 31, 1998 and 1997.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No.1 -- Election of Directors -- Executive Officers of the Company" and "--Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 1998.

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors -- Compensation of Directors" and "--Executive Compensation" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 1 -- Election of Directors -- Certain Relationships and Transactions" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)(1)  FINANCIAL STATEMENTS.

     The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules                          F-1

Report of Independent Certified Public Accountants                   F-2

Consolidated Balance Sheets - January 31, 1998 and 1997              F-3

Consolidated Statements of Operations - Two years ended
January 31, 1998 and 1997                                            F-4

Consolidated Statements of Cash Flows - Two years ended
January 31, 1998 and 1997                                            F-5

Consolidated Statements of Stockholders' Equity - Two years ended
January 31, 1998 and 1997                                            F-6

Notes to Financial Statements                                        F-7

(B)     REPORTS ON FORM 8-K                                         None

(C)     EXHIBITS

Exhibit
  No.     Description of Document
-------   -----------------------

3.1 Restated Articles of Incorporation (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated February 24, 1997).

3.2 By-laws. (Incorporated by reference to Exhibit 8 to the Company's Registration Statement on Form S-18 (File Number 33-22054-NY) which became effective on December 14, 1990).

4.1 Linkon Corporation 1996 Stock Option and Performance Incentive Plan (Incorporated by reference to Exhibit B to the Company's proxy statement, dated February 24, 1997).

4.2 Promissory Note, dated April 6, 1998, by the Company in favor of RG Capital Fund LLC, in the principal amount of $1,100,000.

4.3 Warrant Certificate, dated April 6, 1998, by the Company in favor of Roberts & Green, Inc.

10.1 Placement Agent Agreement, dated January 14, 1994, between the Company and Sloan Securities Corp., including forms of the Company's Warrant Certificates, issued on January 28, 1994, February 28, 1994 and April 30, 1994 and the October 27, 1994 agreement between said parties amending the same. (Incorporated by reference to Exhibit 4.3 to the Company's Form 10KSB for the fiscal year ended January 31, 1995).

10.2      Employment Agreement dated May 1, 1996 between the Company and Mr, Lee
          W. Hill. (Incorporated by reference to Exhibit 4.4 to the Company's Form 10KSB for the fiscal year ended January 31, 1997).

10.3 Employment Agreement dated May 1, 1996 between the Company and Mr. Charles Castelli. (Incorporated by reference to Exhibit 4.5 to the Company's Form 10KSB for the fiscal year ended January 31, 1997).

10.4 Employment Agreement dated March 15, 1996 between the Company and Mr. Thomas V. Cerabona (Incorporated by reference to Exhibit 4.6 to the Company's Form 10KSB for the fiscal year ended January 31, 1997).

10.5 Employment Agreement dated May 1, 1996 between the Company and Mr. Mark O'Brien. (Incorporated by reference to Exhibit 4.7 to the Company's Form 10KSB for the fiscal year ended January 31, 1997).

10.6 Lease Agreement dated March 19, 1991 between the Company and Sherman Street Limited Partnership. (Incorporated by reference to Exhibit 12
          (xiii) to the Company's Registration Statement on Form S-1 (File Number 33-44506) which became effective on August 20, 1992).

10.7 Contract between the Company and AT&T, dated July 21, 1992, and subsequently assigned to Lucent Technologies on February 1, 1996.

10.8 Subscription Agreement, dated April 6, 1998, between the Company and RG Capital Fund LLC.

10.9 Form of Subscription Agreement, dated April 14, 1998, between the Company and each of the investors party thereto that was designated by RG Capital Fund LLC.

10.10 Warrant Agreement, dated April 6, 1998, between the Company and Roberts & Green, Inc.

10.11 Registration Rights Agreement, dated April 6, 1998, among the Company, RG Capital Fund LLC and Roberts & Green, Inc.

10.12 Investment Banking and Financial Advisory Services Agreement, dated April 6, 1998, between the Company and Roberts & Green, Inc.

10.13 Release and Termination Agreement, dated April 6, 1998, between the Company and IBJS Capital Corporation.

10.14 Agreement for Purchase of Receivables, dated March 19, 1998, between the Company and Imperial Bank.

10.15 Purchase Order Addendum to Agreement for Purchase of Receivables, dated March 26, 1998, between the Company and Imperial Bank.

10.16 Authorized Distributor Agreement, dated May 26, 1997, between Trigem Microsystems, Inc. and the Company.

10.17 Commercial Lease, dated June 18, 1997, by and between 140 Sherman Street, LLC and the Company.

10.18 Form of Incentive Stock Option Agreement under the Company's 1996 Stock Option and Performance Incentive Plan.

10.19 Form of Non Qualified Stock Option Agreement under the Company's 1996 Stock Option and Performance Incentive Plan.

27.1      Financial Data Schedule.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 30th day of April, 1998.

                                    LINKON CORPORATION

                                    By:/s/ Lee W. Hill
                                       -------------------------------------
                                     Lee W. Hill, Chief Executive
                                     Officer, President and Director

                                    By:/s/ Thomas V. Cerabona
                                       -------------------------------------
                                     Thomas V. Cerabona, Vice President
                                     of Operations, Chief Accounting Officer
                                     and Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                          Title                   Date
---------                          -----                   ----

/s/Charles Castelli             Chairman of the          April 30, 1998
--------------------------      Board of Directors
Charles Castelli



--------------------------
Patrick Kane                    Director                 April 30, 1998


/s/Daniel Zwiren                Director                 April 30, 1998
--------------------------
Daniel Zwiren

--------------------------
Joao Carvalho                   Director                 April 30, 1998


/s/ Lee Hill                    Chief Executive          April 30, 1998
--------------------------      Officer, President
Lee W. Hill                     and Director

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------
                                 AND SCHEDULES
                                 -------------

                                                                    Page
                                                                    ----
LINKON CORPORATION

Index to Financial Statements and Schedules                          F-1

Report of Independent Certified Public Accountants                   F-2

Consolidated Balance Sheets - January 31, 1998 and 1997              F-3

Consolidated Statements of Operations - Two years ended              F-4
January 31, 1998 and 1997

Consolidated Statements of Cash Flows - Two years ended              F-5
January 31, 1998 and 1997

Consolidated Statements of Stockholders' Equity - Two years ended    F-6
January 31, 1998 and 1997

Notes to Consolidated Financial Statements                           F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------

To the Board of Directors
 and Stockholders
Linkon Corporation
Fairfield, Connecticut

          We have audited the accompanying consolidated balance sheets of Linkon Corporation as of January 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Linkon Corporation as of January 31, 1998 and 1997 and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                              /s/ Radin Glass & Co., LLP

                              Radin Glass & Co., LLP
                              Certified Public Accountants


New York, New York
April 6, 1998

                               LINKON CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   JANUARY 31,

                                                        1998            1997
                                                        ----            ----

Current Assets
  Cash and Cash Equivalents ( Note 3 ):             $   511,961     $   630,726
  Accounts Receivable ( Note 3 ):                        37,135         433,498
  Notes Receivable                                         --            51,000
  Other Receivables                                       1,972           3,359
  Inventory (Note 3 ):                                  400,625         628,498
  Prepaid Expenses                                       16,773          58,513
                                                    -----------     -----------
      Total Current Assets                              968,466       1,805,594
                                                    -----------     -----------
Machinery & Equipment ( Note 3 ):
  Machinery & Equipment, at cost                      1,307,397       1,262,341
  Equipment under Capital Leases                        123,156         123,156
                                                    -----------     -----------
                                                      1,430,553       1,385,497
  Less: Accumulated Depreciation                     (1,020,066)       (869,902)
                                                    -----------     -----------

  Machinery & Equipment, Net                            410,487         515,595
                                                    -----------     -----------

Other Assets
  Software - Net ( Note 3 ):                            957,200         990,668
  Investments, at cost                                     --            34,613
  Prepaid Financing Costs                                18,300          28,756
  Security Deposits                                      10,688           8,195
                                                    -----------     -----------
                                                        986,188       1,062,232
                                                    -----------     -----------

                                                    $ 2,365,141     $ 3,383,421
                                                    ===========     ===========

                      Liabilities and Stockholders Equity

Accounts Payable                                    $   591,538     $   656,127
Taxes Payable ( Notes 5, 8 ):                             1,377           5,000
Interest Payable ( Notes 7, 8 ):                        234,865          86,111
Customer Advances                                       154,679            --
Accrued Expenses                                        451,248         148,132
Notes Payable                                           350,000            --
                                                    -----------     -----------
    Total Current Liabilities                         1,783,707         895,370
                                                    -----------     -----------

Long Term Liabilities
Notes Payable ( Notes 7,10 ) :                          957,328       1,291,810
                                                    -----------     -----------

Commitments and Contingencies                              --              --

Stockholders Equity ( Notes 4,10 ) :
Common Stock. $.001 Par Value,
  25,000,000 shares authorized,
  10,896,252 shares issued and
  outstanding (1998)
  10,753,252 shares issued and
  outstanding (1997)                                     10,897          10,867
Capital in Excess of Par Value                        9,404,266       9,329,296
Retained Earnings (Accumulated Deficit)              (9,791,057)     (8,143,922)
                                                    -----------     -----------
    Total Stockholders Equity                          (375,894)      1,196,241
                                                    -----------     -----------
                                                    $ 2,365,141     $ 3,383,421
                                                    ===========     ===========

  The accompanying footnotes are an integral part of these financial statements

                               LINKON CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEAR ENDED JANUARY 31,

                                                       1998            1997
                                                       ----            ----

Revenues ( Note 2 ):                                 3,862,594     $  4,405,315

Cost of Goods Sold
  Product                                            1,842,064        2,210,835
  Software amortization ( Notes 3, 9 ):                385,464          336,670
                                                  ------------     ------------

Gross Margin On Sales                                1,635,066        1,857,810
                                                  ------------     ------------
Selling, General and
  Administrative Expenses                            2,723,876        2,400,660

Research and Development                               256,877          305,864

Provision for Doubtful Accounts                         33,724          271,216
                                                  ------------     ------------
                                                     3,014,477        2,977,740
                                                  ------------     ------------

Operating Loss                                      (1,379,411)      (1,119,930)
                                                  ------------     ------------

Other Income (Expense)
  Interest Income                                          326            6,661
  Interest Expense                                    (264,050)        (233,152)
  Loss on Foreign Currency
    Translation                                           --               (491)
  Gain on Sale of Securities                              --            679,909
                                                  ------------     ------------
                                                      (263,724)         452,927
                                                  ------------     ------------

Loss Before Income Taxes                            (1,643,135)        (667,003)
Income Taxes                                             4,000           10,523
                                                  ============     ============
Net Loss                                          ($ 1,647,135)    ($   677,526)
                                                  ============     ============

Loss Per Share ( Note 3 ):                        ($      0.15)    ($      0.06)
                                                  ============     ============

Weighted Average Number of Shares
  Outstanding                                       10,896,252       10,781,502
                                                  ============     ============

  The accompanying footnotes are an integral part of these financial statements

                               LINKON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEAR ENDED JANUARY 31,

                                                          1998           1997
                                                          ----           ----
Cash Flows From Operating Activities:
Net Income (Loss)                                     ($1,647,135)  ($  677,526)
Add : Adjustments to Reconcile Net Loss to
  Net Cash Used in Operating Activities:
    Depreciation & Amortization                           582,983       546,019
    Warrants issued for services                           30,000          --
Less : Gain on Sale Marketable Securities                    --        (679,909)

Changes in Assets and Liabilities:
(Increase) Decrease in Certificate of Deposit                --          63,934
(Increase) Decrease in Accounts Receivable                396,363       177,889
(Increase) Decrease in Other Receivables                    1,387        47,854
(Increase) Decrease in Inventory                          227,873       260,157
(Increase) Decrease Prepaid Expenses                       41,740       (31,107)
(Increase) Decrease in Software                          (351,997)     (399,190)
(Increase) Decrease in Notes Receivable                    51,000          --
(Increase) Decrease in Investments                         34,613          --
(Increase) Decrease in Security Deposits                   (2,493)       11,736
Decrease in Prepaid Financing Costs                        10,456        10,457
Increase (Decrease) in Accounts Payable                   (64,589)     (347,998)
Increase (Decrease) in Interest Payable                   148,754       (13,889)
Increase (Decrease) in Taxes Payable                       (3,623)      (13,108)
Increase (Decrease) in Customer Deposits                  154,679          --
Increase (Decrease) in Accrued Expenses                   303,116       140,860
                                                      -----------   -----------
Net Cash Used in Operating Activities                 ($   86,873)  ($  903,821)
                                                      -----------   -----------

Cash Flows From Investing Activities:
  Cash Paid to Purchase Equipment                         (76,892)     (147,710)
  Investment in Non-Marketable Securities                    --             479
  Proceeds from Sale of Marketable Securities                --       1,020,000
                                                      -----------   -----------

Net Cash Provided by (Used in) Investing Activities       (76,892)      872,769
                                                      -----------   -----------

Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock                       45,000       169,439
  Repayment of Bank Debt - net                               --         (30,230)
                                                      -----------   -----------

Net Cash Provided by (Used in) Financing Activities        45,000       139,209
                                                      -----------   -----------

Net Increase (Decrease) in Cash                          (118,765)      108,157

Cash and Cash Equivalents at Beginning of Year            630,726       522,569
                                                      -----------   -----------

Cash and Cash Equivalents at End of Period            $   511,961   $   630,726
                                                      ===========   ===========

  The accompanying footnotes are an integral part of these financial statements

                              LINKON CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED JANUARY 31, 1998 and 1997

                                                    Common Stock                 Capital in
                                                    ------------
                                                                                 Excess of     Accumulated
                                                 Shares          Amount          Par Value       Deficit         Totals
                                                 ------          ------          ---------       -------         ------
Balances January 31, 1996                      10,753,252       $10,754         $9,129,970     ($7,466,396)    $ 1,674,328
Issuance of Warrants                                   --            --             30,000              --          30,000
Issuance of Common Stock, Net of Expenses         113,000           113            169,326              --         169,439
Net Loss for Year Ended January 31, 1997               --            --                 --        (677,526)       (677,526)
                                               ----------       -------         ----------     ------------    -----------
Balances January 31, 1997                      10,866,252       $10,867         $9,329,296     ($8,143,922)    $ 1,196,241


Issuance of Warrants                                   --            --             30,000              --          30,000
Issuance of Common Stock, Net of Expenses          30,000            30             44,970              --          45,000
Net Loss for Year Ended January 31, 1997               --            --                 --      (1,647,135)     (1,647,135)
                                               ---------------------------------------------------------------------------
Balances January 31, 1998                      10,896,252       $10,897         $9,404,266     ($9,791,057)      ($375,894)
                                               ===========================================================================

 The accompaning footnotes are an integral part of these financial statements

                               LINKON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 1 - ORGANIZATION, CAPITALIZATION, BUSINESS DESCRIPTION

The Company is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for the automated voice response, telecommunications, computer and multimedia communications industries.

NOTE 2 - ECONOMIC DEPENDENCY

Two of the Companys' customers accounted for approximately 67% and 9% of consolidated revenues, or approximately $2,594,480 and $354,980, for the year ended January 31, 1998. The first of these customers accounted for 70% or approximately $ 3,084,415 of revenue for the year ended January 31, 1997.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

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

Accounts Receivable

The Company believes all receivables are collectible unless information to the contrary is obtained. In the event such information is received the Company establishes an allowance for uncollectible portions. At January 31, 1998 the allowance was $39,465 and at January 31, 1997 the allowance was $ 282,298.

                               LINKON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 3 - (CONTINUED)

Inventory

Inventory is valued at the lower of cost or market value, using the first-in, first-out (FIFO) method, and consists of:

      Year Ending January 31,                   1998                 1997
      ----------------------                    ----                 ----
      Raw Materials                           $ 213,865           $ 173,955
      Work in Process                           100,730              62,874
      Finished Goods                            261,030             641,669

      Less : Allowance Account                 (175,000)           (250,000)
                                              =========           =========
                                              $ 400,625           $ 628,498
                                              =========           =========

Machinery and Equipment and Capital Leases

Machinery and equipment are stated at cost. Capital leases are stated at the lesser of the present value of the minimum lease payments or the fair market value. Property, equipment and capital leases are comprised predominantly of computer equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are provided for utilizing the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the years ended January 31, 1998 and 1997 was $ 182,000 and $ 193,612, respectively.

Capitalized Software Costs

Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to the establishment of technological feasibility to produce the finished product are generally capitalized . The Company has capitalized software costs included in Other Assets in the Consolidated Balance Sheet. Such amounts capitalized were $351,997 and $399,189 for the years ended January 31,1998 and 1997, respectively. Amortization of prior years capitalized software costs are included in the Cost of Goods Sold section of the Consolidated Statement of Operations and amounted to $385,464 and $336,670 for the years ended January 31, 1998 and 1997, respectively.

Advertising Costs

Advertising costs are expensed as incurred.

Fair Value of Financial Instruments

Effective March 31, 1996, the Company adopted SFAS No. 107 "Disclosures About Fair Value of Financial Instruments", that requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet. The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. In view of the lack of market for the Notes it is not practicable to estimate their value.

                               LINKON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 3 - (CONTINUED)

Accounting for Long-Lived Assets

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At January 31, 1998, the Company believes that there has been no impairment of its long-lived assets.

Income Taxes

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

Earnings per Share

Earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period adjusted for common stock equivalents when such adjustment results in dilution of earnings per share. The computation assumes that the outstanding stock options and warrants were exercised and the proceeds used to purchase common shares of the Company.

Under SFAS No. 128, "Earnings per Share", the disclosure of Primary Earnings per Share, giving effect to common stock equivalents, would no longer be presented. For the two years ended January 31, 1998 and 1997, earnings per share under the new Standard would be $(.15) and $(.06), respectively.

Stock Based Compensation

The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees". Accordingly, no compensation is recorded on the issuance of employee stock options at fair market value.

NOTE 4 - CAPITAL CONTRIBUTION

Accounting for Employee Stock Options

During the year ended January 31, 1997, the Board of Directors of the Company adopted, and the stockholders approved in March 1997, the Linkon Corporation 1996 Stock Option and Performance Incentive Plan (the "Option Plan"). This plan provides for awards of up to 1,000,000 options to purchase Common Stock of the Company to employees of the Company and its subsidiaries during the term of the Option Plan. These shares have been reserved by the Board of Directors from the Company's authorized but unissued shares of Common Stock.

On December 19, 1997, and May 31, 1996 the Company granted, under the above "Option Plan", 191,000 and 682,400 incentive stock options to employees and directors. These options are exercisable at $.56 and $0.75 per share until April 30, 2006 and will qualify for incentive stock option treatment under the Internal Revenue Code of 1986. There is no compensation recorded as a result of the grant of these options as the Company is following accounting prescribed in APB Opinion #25 and the stock price at the time of the grant was $0.56 and $0.75 per share.

The Company also issued 100,000 warrants during the year ending January 31, 1998 to two outside financial consultants in connection with investment and financial advisory services being provided to the Company. These options have been valued at $30,000.

At this time, the Company does not believe it can reliably predict profitability beyond the current fiscal year. Accordingly, the deferred tax asset applicable to operations subsequent to January 31, 1998 has been reduced in its entirety by the valuation allowance. For the period ending January 31, 1998, the provision for taxes is comprised only of appropriate state income taxes.

Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended January 31, 1998 and 1997, respectively is as follows:

                                                            1998         1997
                                                            ----         ----
Loss Before Income Taxes                                ($1,527,522)  ($667,003)
                                                        ===========   =========
Computed expected tax credit                                534,633     233,451
Operating loss for which no benefits were provided         (534,633)   (233,451)
State and local tax provision                                (4,000)    (10,523)
                                                        -----------   ---------
Provision for income taxes                              ($    4,000)  ($ 10,523)
                                                        ===========   =========


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated for approximately 5,700 square feet of office space under non-cancelable operating leases. The office lease expires August 31, 1998 and is currently being re-negotiated by the Company. Minimum lease payments remaining under the lease total $64,817. Rent expense charged to operations was $94,791 and $106,975 for the years ending January 31, 1998 and 1997, respectively.

Royalty Agreements

The Company acquires the rights to certain software algorithims from various developers under renewable contracts of varying terms. Royalties are based on a per unit charge based on sales of products utilizing such algorithims.

Warranties

The Company warrants that all equipment manufactured by it will be free from defects in material and workmanship under normal use for a period of two years from the date of shipment. The Company's' expenses in connection with such warranties have been minimal.

                               LINKON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 7 - NOTES PAYABLE

During the year ended January 31, 1995, the Company issued $1,350,000 in principal amount of convertible debentures. The notes bear interest at a rate of 10% per annum, payable quarterly. The first interest payment was not due until October 31,1995. The notes are accompanied by detachable warrants to purchase 316,664 shares of the the Company's common stock at an exercise price of $2.00 per share. The warrants will expire on October 31, 2001. Such warrants were valued at $93,103. The unamortized discount is carried as a reduction of notes payable on the balance sheet. The Company's rights to issue dividends are restricted under this agreement.

At January 31, 1998 interest amounting to $234,865 has been accrued on these liabilities.

The following table shows the maturities, at January 31, 1998, of the remaining principal less the discount still to be amortized in future periods.

            Year ending January 31, 2000                              1,000,000
            Less Unamortized Discount @ January 31, 1998                (42,672)

                                                                   ------------
            Total                                                  $    957,328
                                                                   ============

NOTE 8 - SUPPLEMENTAL CASH FLOWS DISCLOSURES

Cash flows from operating activities for the year ended January 31, 1998 reflects interest paid of $ 99,779, interest earned of $326 and taxes paid of $ 8,207. The year ended January 31, 1997 reflected interest paid of $217,635, interest earned of $6,661 and taxes paid of $5,523.

During the year ended January 31, 1998, 30,000 options were exercised to purchase the Common Stock of the Company. These options had an exercise price of $1.50 per option.

NOTE 9 - RECLASSIFICATION OF THE AMORTIZATION OF CAPITALIZED SOFTWARE COSTS:

During the year ended January 31, 1997 the Company reclassified the amortization of capitalized software costs from the Research and Development category of expenses to the Cost of Goods Sold. Due to this reclassification the Company has restated all financial statements being presented to take account of this reclassification for prior years. This reclassification had no effect on the results of of operations or net loss being reported on the income statements being presented.

NOTE 10 - SUBSEQUENT EVENTS:

On April 6, 1998 the Company entered into three transactions with RG Capital Fund, LLC and Roberts and Green, Inc.

      1)    Subscription and Stock Purchase Agreement with RG Capital Fund, LLC.

            Under this agreement the Company issued an aggregate of 1,680,000 shares of common stock to the RG Fund for an aggregate of $1,260,000 ($0.75 per share). Thereafter, on April 14, 1998, the Company issued an additional 720,000 shares of common stock pursuant to the RG Subscription Agreement to ten investors designated by the RG Fund for an aggregate consideration of $540,000. The aggregate 2,400,000 shares of common stock issued to the RG Fund and the investors designated by it were issued pusuant to the exemptions from registration afforded by Section 4(2) of the Securities Act. The holders of the RG shares, however, have registration rights that require the Company to file a registration statement under the Securities Act with the Securities and Exchange Commission covering the RG shares on or before May 15, 1998.

                               LINKON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 10 - SUBSEQUENT EVENTS (CONTINUED):

      2)    Promissory Note with RG Capital Fund, LLC.

            Under this agreement RG Capital Fund, LLC advanced the Company $1,100,000. This is a two year note payable with interest due on a quarterly basis commencing April 30, 1998 at a rate of eight percent (8%). The proceeds from this note were used to repay monies borrowed by the Company in October 1994 from IBJS Capital Corporation pursuant to the terms of a 10% Senior Secured Convertible Debenture in the principal amount of $1,000,000( plus the accued interest owed on this debenture). Upon such repayment, the IBJS Debenture was cancelled along with 279,081 warrants to purchase the Company's common stock previously issued to IBJS pusuant to the terms of a Securities Purchase Agreement, dated October 27, 1994, between the Company and IBJS. As a result of the cancellation of the IBJS Debenture, the Company is no longer subject to the restrictions on payment of dividends contained in the IBJS Debenture; however, the Company is prohibited from paying dividends under the terms of the RG note until the note is repaid (including accrued interest) unless the Company obtains prior written consent from the RG Fund, LLC.

      3)    Warrant Certificate with Roberts and Green, Inc.

            The Company issued to Roberts and Green, Inc. warrants to purchase 1,000,000 shares of the Company's common stock in connection with its entry into an investment banking financial advisory services agreement with Roberts and Green, Inc. The warrants were issued pursuant to the exemptions from registration afforded by Section 4(2) of the Securities Act and the shares of the common stock issuable upon the exercise of such warrants will be included in the registration statement covering the RG shares.

During the year ended January 31, 1997 the Company retired 340,000 options at an exercise price of $2.00 per share held by various employees of the Company, and reissued these options to the same employees on May 31, 1996 at an exercise price of $0.75 per share. No compensation was recorded on the reissuance of these options as the exercise price granted on May 31, 1996 was equal to the common stock market price.

Options and warrants to purchase 2,379,358 shares of the Company's common stock were exercisable at prices ranging from $0.56 to $3.50 per share at January 31, 1998. Outstanding options and warrants expire at various dates through April 2006.

                               LINKON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 4 - CAPITAL CONTRIBUTION (CONTINUED)

The following table summarizes the changes in options and warrants outstanding and the related price ranges for shares of the Company's common stock.

                                                 Stock Options and Warrants
                                                 --------------------------
                                               Shares                 Price
            Outstanding at
             January 31, 1996                2,009,384            $0.75 to $3.50
               Granted                       1,152,298            $0.75 to $1.50
               Exercised                      (113,000)               $1.50
               Expired                        (140,000)           $0.75 to $2.05
               Retired                        (340,000)               $2.00
                                            ----------

            Outstanding at
             January 31, 1997                2,568,682
               Granted                         291,000                $0.56
               Exercised                       (30,000)               $1.50
               Expired                        (450,324)           $0.75 to $1.50
               Retired                           --
                                            ----------

            Outstanding at
             January 31, 1998                2,379,358            $0.56 to $3.50
                                            ==========

The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense is recognized. In fiscal 1997, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan as required by APB Opinion No. 25.

For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions used for stock options granted during the years ended January 31,1998 and 1997, respectively: annual dividends of $0.00 and expected volatility of 40.0 for both years, risk free interest of 5.60% and 5.70% and expected life of five years for all grants. The weighted-average fair value of the stock options granted during the years ended January 31, 1998 and 1997 was $0.25 and $0.33, respectively.

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been $1.7 million and $ 0.16 for the year ending January 31,1998 and $ 0.8 million and $ 0.07 in 1997. The SFAS No.123 method of accounting does not apply to options granted prior to January 31, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                               LINKON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998

NOTE 5 - INCOME TAXES

As at January 31, 1998, the Company had net operating loss carryforwards of approximately $9,400,000, for both book and tax purposes, expiring from 2005 to 2013. As a result of the Tax Reform Act of 1986, the Company is obligated to pay an alternative minimum tax on its alternative minimum taxable income, even though it has a loss carryfoward. These carryfowards are subject to possible limitations on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which result in more than a 50% point change in ownership.

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number        Description of Exhibit
-------       ----------------------

4.2 Promissory Note, dated April 6, 1998, by the Company in favor of RG Capital Fund LLC, in the principal amount of $1,100,000.

4.3 Warrant Certificate, dated April 6, 1998, by the Company in favor of Roberts & Green, Inc.

10.8 Subscription Agreement, dated April 6, 1998, between the Company and RG Capital Fund LLC.

10.9 Form of Subscription Agreement, dated April 14, 1998, between the Company and each of the investors party thereto that was designated by RG Capital Fund LLC.

10.10 Warrant Agreement, dated April 6, 1998, between the Company and Roberts Green, Inc.

10.11 Registration Rights Agreement, dated April 6, 1998, among the Company, RG Capital Fund LLC and Roberts & Green, Inc.

10.12 Investment Banking and Financial Advisory Services Agreement, dated April 6, 1998, between the Company and Roberts & Green, Inc.

10.13 Release and Termination Agreement, dated April 6, 1998, between the Company and IBJS Capital Corporation.

10.14 Agreement for Purchase of Receivables, dated March 19, 1998, between the Company and Imperial Bank.

10.15 Purchase Order Addendum to Agreement for Purchase of Receivables, dated March 26, 1998, between the Company and Imperial Bank.

10.16 Authorized Distributor Agreement, dated May 26, 1997, between Trigem Microsystems, Inc. and the Company.

10.17 Commercial Lease, dated June 18, 1997, by and between 140 Sherman Street, LLC and the Company.

10.18 Form of Incentive Stock Option Agreement under the Company's 1996 Stock Option and Performance Incentive Plan.

10.19 Form of Non Qualified Stock Option Agreement under the Company's 1996 Stock Option and Performance Incentive Plan.

27.1      Financial Data Schedule.