Form 10QSB
period 1998-04-30
LINKON CORP
filed 1998-06-11
CIK 833203

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   April, 30 1998
                                      --------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                               ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class                                    Outstanding at May 26, 1998
       -----                                    ---------------------------
Common Stock, Par Value $.001 Per Share             13,321,252
                                                    ==========

Transitional Small Business Disclosure Format (Check one):
 Yes      ;  No   X
     -----      ----

                              LINKON CORPORATION

                                  FORM 10-QSB

                               QUARTERLY REPORT
                   For the Three Months Ended April 30, 1998


                                                                  Page to Page
                                                                  ------------

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

            Consolidated Balance Sheet  April 30, 1998 and              3-4
                 January 31, 1998

            Consolidated Statements of Operations - Three Months
                 Ended April 30, 1998 and 1997                           5

            Consolidated Statements of Cash Flows  Three Months
                 Ended April 30, 1998 and 1997                           6

            Notes to Consolidated Financial Statements                   7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8-12

            Exhibit I - Calculation of Earnings per Share                13

PART II.  Other Information                                              14

Item 2.   Changes in Securities and Use of Proceeds                      14

Item 6.   Exhibits and Reports on Form 8-K                               14

            Signatures                                                   15

                         PART 1- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)



                                  A S S E T S
                                  -----------



                                             April 30,      January 31,
                                                1998          1998
                                                ----          ----
CURRENT ASSETS
--------------

  Cash and Cash Equivalents                 $   775,041   $   511,961
  Accounts Receivable (Net of Allowance)        569,618        37,135
  Notes Receivable                                   --            --
  Other Receivables                                  --         1,972
  Inventory                                     576,654       400,625
  Prepaid Expenses                               39,914        16,773
                                             ----------    ----------

       Total Current Assets                   1,961,227       968,466
                                             ----------    ----------
MACHINERY & EQUIPMENT
---------------------

  Machinery & Equipment, at cost              1,472,881     1,430,553

  Less:  Accumulated Depreciation            (1,071,066)   (1,020,066)
                                             ----------    ----------
       Machinery & Equipment, Net               401,815       410,487
                                             ----------    ----------
OTHER ASSETS
------------

  Software (Net of Amortization)                944,266       957,200
  Investments, at cost                           25,000            --
  Prepaid Financing Costs                        15,685        18,300
  Security Deposits                              12,119        10,688

Total Other Assets                              997,070       986,188
                                             ----------    ----------
                                             $3,360,112    $2,365,141
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

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                                April 30,     January 31,
                                                   1998          1998
                                                   ----          ----

CURRENT LIABILITIES
-------------------

  Accounts Payable                              $  654,735     $  591,538
  Notes Payable-Current                            300,000        350,000
  Customer Advance Deposits                         64,330        154,679
  Accrued Salaries                                  45,000             --
  Taxes Payable                                      1,000          1,377
  Interest Payable                                  14,538        234,865
  Accrued Expenses                                 307,838        451,248
                                                ----------     -----------
      Total Current Liabilities                  1,387,441      1,783,707
                                                ----------     -----------
LONG TERM LIABILITIES
---------------------

 Notes Payable, Net                                968,727        957,328
                                                ----------     -----------

COMMITMENTS AND CONTINGENCIES                         --             --
-----------------------------

STOCKHOLDERS' EQUITY
--------------------

 Common Stock, $.001 Par Value,
    24,900,000 shares authorized,
    13,321,252 shares issued and
    outstanding                                     13,322         10,897
Preffered Stock, $.001 Par Value
   1,000,000 shares authorized,
   none issued and outstanding
 Capital in Excess of Par Value                 11,355,898      9,404,266
 Retained Earnings (Accumulated Deficit)       (10,365,276)    (9,791,057)
                                              ------------    ------------

        Total Stockholders' Equity               1,003,944     (  375,894)
                                              ------------    ------------

                                              $  3,360,112    $ 2,365,141
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

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (Unaudited)


                                                    Three Months          Three Months
                                                   Ended April 30,       Ended April 30,
                                                       1998                  1997
                                                       ----                  ----

Gross Revenues                                     $  868,623            $ 722,549

Cost of Goods Sold  Product                           544,052              423,145
                   - Software amortization             96,120               96,366
                                                   ----------            ---------
                                                      640,172              519,511
                                                   ----------            ---------

Gross Margin On Sales                                 228,451              203,038

Selling, General and
  Administrative Expenses                             784,396              612,297

Research and Development                               79,855               73,041
                                                   ----------            ---------
                                                      864,251              685,338
                                                   ----------            ---------

Operating Income (Loss)                            (  635,800)            (482,300)

OTHER INCOME (EXPENSE)
     Interest Income                                    1,775                   25
  Interest Expense                                  (  49,108)            ( 38,455)
                                                   ----------            ---------
                                                      (47,333)            ( 38,430)
                                                   ----------            ---------
Income(Loss) Before Income Taxes                   (  683,133)            (520,730)

Income Taxes                                             1000                   --
                                                   ----------            ---------
Income (Loss)Before Extraordinary Item             (  684,133)            (520,730)

Extraordinary item  net gain on pay off
                     of note payable                  109,914                   --
                                                   ----------            ---------

Net Income(Loss)                                  $(  574,219)           $(520,730)
                                                   ==========            =========

Earnings(Loss)per share
  Before extraordinary item                            ($0.06)              ($0.05)
  Extraordinary Item                                    $0.01                   --
                                                   ----------            ---------
    Net Earnings(Loss)                                 ($0.05)              ($0.05)
                                                   ----------            ---------

Average shares outstanding                         11,502,502           10,817,252
                                                   ----------            ---------


The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents


                                                                         THREE MONTHS ENDED APRIL 30,
                                                                      1998                         1997
                                                                      ----                         ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
 ------------------------------------

  Net Income (Loss)- Before Extraordinary Item                      $(  684,133)                $(520,730)

  Add: Adjustments to Reconcile Net Loss to
       Net Cash Used in Operating Activities:
  Depreciation & Amortization                                           155,414                   151,246

  Changes in Assets and Liabilities:

  (Increase) Decrease in Accounts Receivable                         (  532,483)                 (457,991)
  (Increase) Decrease in Other Receivables                                1,972                     3,359
  (Increase) Decrease in Inventory                                   (  176,029)                   11,521
  (Increase) Decrease in Prepaid Expenses                            (   23,141)               (   69,756)
  (Increase) Decrease in Software                                    (   83,186)               (   91,709)
  (Increase) Decrease in Prepaid Financing Cost                           2,615                     2,614
  (Increase) Decrease in Security Deposits                           (    1,431)                       --
  Increase (Decrease) in Accounts Payable                                63,197                   338,939
  Increase (Decrease) in Accrued Expenses                            (  143,410)               (   38,400)
  Increase (Decrease) in Interest Payable                            (  220,327)                   33,750
  Increase (Decrease) in Accrued Salaries                                45,000                        --
  Increase (Decrease) in Customer Deposits                           (   90,349)                       --
  Increase (Decrease) in Taxes Payable                               (      377)                       --
                                                                     -----------             -------------

Net Cash Used in Operating Activities                                (1,686,668)               (  637,157)
                                                                     -----------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Cash Paid to Purchase Equipment                                      (   42,328)               (    8,805)
Investment in Non-Marketable Securities                              (   25,000)                       --
                                                                     -----------             -------------

Net Cash Provided by (Used in) Investing Activities                  (   67,328)               (    8,805)
                                                                     -----------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Proceeds from Sale of Common Stock                                  1,817,076                    45,000
  Proceeds from issuance of Note Payable                              1,100,000                        --
  Principal payments on Notes Payable                                (  900,000)                       --
                                                                     -----------             -------------

Net Cash Provided by (Used in) Financing Activities                   2,017,076                    45,000
                                                                     -----------             -------------

Net Increase (Decrease) in Cash                                         263,080                (  600,962)

Cash and Cash Equivalents at Beginning of Period                        511,961                   630,726
                                                                     -----------             -------------

Cash and Cash Equivalents at End of Period                          $   775,041                $   29,764
                                                                    ============             =============



The accompanying notes to consolidated financial statements are an integral part of this report.

                              LINKON CORPORATION
                              ------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                April 30, 1998
                                --------------


1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments(consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1998 and 1997, and January 31, 1997, and the results of operations for the three month periods ended April 30, 1998 and 1997 and cash flows for the three month periods ended April 30, 1998 and 1997.

     The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements in the Linkon Corporation Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998.

2)  ANALYSIS  OF STOCKHOLDERS' EQUITY:
    ----------------------------------

                                                      Capital
                              Outstanding             in Excess    Accumulated
                                Shares     Amount   of Par Value    Deficit
                              -----------  ------   ------------   -----------

Balance January 31, 1998       10,896,252  $10,897   $ 9,404,266  $ (9,791,057)

Issuance of                     2,425,000  $ 2,425   $ 1,814,651            --
Common Stock, Net of
Expenses

Value assigned to warrants             --       --       136,981            --

Loss for Three Months
  Ended April 30, 1998                 --       --            --    (  574,219)
                               ----------  -------   -----------  -------------
Balance  April 30,             13,321,252  $13,322   $11,355,898  $(10,365,276)
                               ==========  =======   ===========  =============

3) FINANCING OF OPERATIONS:
   ------------------------

See Management's Discussion and Analysis- Liquidity and Capital Resources as to the Company's need for additional capital and any plans for the future financing of its operations.

4) VALUE ASSIGNED TO WARRANTS
   --------------------------

See Management's Discussion and Analysis- Liquidity and Capital Resources, Issuance of Notes Payable/Gain on Payoff of Note Payable, as to issuance of warrants.

                                    ITEM 2
                                    ------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

NET INCOME (LOSS)
-----------------

          The Company reported a net loss of $574,219 for the first three months of fiscal 1999 as compared to a net loss of $520,730 for the same period during the prior year, notwithstanding an increase in gross revenues of 20% for the same period (see "Revenues" below). This increase in the net loss reported by the Company was due to the following factors:

          Selling, General and Administrative expenses increased from $612,297 in the first three months of fiscal year 1997 to $784,396 in the same three months of fiscal year 1998. This is discussed more fully under the section entitled "Selling, General and Administrative Expenses" below.

          Gross Margin decreased from 28% in the first three months of fiscal year 1997 to 26% in the same three months of fiscal year 1998. This is more fully discussed under the section entitled "Cost of Goods Sold" below.

          The increase in net loss due to the increase in Selling, General and Administrative expenses and the decrease in gross margins, was offset in part by a net gain of $109,914 realized on the payoff of notes payable ( This is more fully dicussed in the "Issuance of Note Payable / Gain on Payoff of Note Payable" section in Liquidity and Capital Resources below).


REVENUES
--------

        For the three months ended April 30, 1998 revenues increased by $146,074 from the three month period ended April 30, 1997, an increase of 20%. This increase was due mainly to increased shipments to AT&T, the Company's largest customer, and to Sequel Communications (see below). The Company's total order backlog as of April 30, 1998 was approximately $350,000, and as of May 29, 1998 was approximately $2,264,000, which consisted of approximately $1,900,000 for products and services for AT&T. Substantially the entire backlog is for products scheduled to be shipped during the second quarter of fiscal 1999.

        During the three months ended April 30, 1998, the Company deployed its first major installation of LinkNetTM , its new Internet Telephony (Voice and Fax over the Internet) product with SS7 signalling, to Sequel Communications. The Company shipped approximately $400,000 of the approximately $515,000 order during the first quarter of FY1999, with the balance scheduled to ship during the second quarter of FY1999. The Company expects sales of this product to increase during fiscal 1999 to a diverse base of customers.

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

COST OF GOODS SOLD
------------------

        Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization, were $640,173 and $519,511, or 74% and 72% of revenues, for the three months ended April 30, 1998 and 1997, respectively. Excluding software amortization, Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $544,053 and $423,145, or 63% and 59% of revenues, for the three months ended April 30, 1998 and 1997, respectively.

Management attributes the increase in cost of goods sold to highly competitive pricing associated with initial shipments of its LinkNetTM product to Sequel Communications. The cost of goods sold varies with each product line, with software having little or no material cost (approximately 5-10%). The primary costs incurred by the Company are for materials and equipment relating to its hardware products, which also carry lower profit margins than the Company's software products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management.


         While management continues to believe that its products can ultimately be sold with a less than 50% cost of goods sold (excluding the software amortization costs), management also realizes the need to gain market share for its products and will, for the near term, continue to be aggressive in its pricing policy. However, management also believes that the cost of sales will go down as customers begin to order enhanced software features, which features carry significantly lower costs than the Company's hardware products, as well as a result of research and development projects aimed at increasing efficiency while reducing cost.

          Software amortization costs for the three months ending April 30, 1998 and 1997, were $96,120 and $96,366, respectively. These amounts were 11% and 13% of revenues for the three months ending April 30, 1998 and 1997, and are included in the Cost of Goods Sold total percentage of 74% and 72% for the above periods being presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

     Selling, General and Administrative expenses for the three months ended April 30, 1998 and 1997 were $784,396 and $612,297, respectively. This constituted approximately 90% and 85% of revenues for the three months ended April 30, 1998 and 1997, respectively. This increase was due primarily to increases in staffing in Sales, Marketing and Customer Support, travel to trade shows and customer sites, and expenditures for Marketing and Advertising programs for the LinkNet TM and EscapeTM products.

RESEARCH, DEVELOPMENT AND SOFTWARE
----------------------------------

    The Company incurred total research, development and software costs of approximately $152,755 and $145,941 for the three months ended April 30, 1998 and 1997, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product. For the periods ending April 30, 1998 and 1997 the amounts capitalized were $72,900 for both periods. The increase in research and development costs was primarily due to increases in staffing to support the continued development efforts on the LinkNetTM product line. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. The Company expects research, development and software costs to increase over the next several quarters, as finances permit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The Company's primary capital requirements to date have been to fund losses from operations. In addition, from time to time the Company has required capital to fund increases in inventory of certain products necessary for the Company to sell such products. The Company has funded its capital requirements through the receipt of proceeds from private placements of convertible debt and equity (see below), the exercise of warrants, interest earned from the investment of such proceeds in interest earning assets, factoring facilities (see below) and revenues from operations. During the three months ended April 30, 1998 the net cash deficit from operating activities was approximately $1,686,000, net cash provided by financing activities was $2,017,000, and net cash used for investment activities was approximately $67,000. This resulted in a net increase in cash during the three months ended April 30, 1998 of approximately $263,000, increasing the Company's cash and cash equivalents from approximately $511,000 as of January 31, 1998 to approximately $714,000 as of April 30, 1998. As of April 30, 1998, the Company's working capital position (current assets minus current liabilities) was positive by approximately $574,000 as compared to January 31, 1998 when it was negative by approximately $815,000. However, even with this improvement in working capital, the rate at which the Company lost money and consumed cash during the first quarter of fiscal 1999 means that the Company will be dependent upon increased revenues from product sales and/or future equity investments during the current fiscal year in order to remain solvent. However, the Company's approximately $2.26 million backlog as of May 29, 1998, as well as the Company's view of its prospects for sales well in excess of historical levels (and at or above levels that would be expected from its current backlog position), lead management to conclude that its liquidity will be sufficient for the remainder of the current fiscal year. There can be no assurances however, that such level of product sales will be achieved and maintained.

  FACTORING FACILITIES
  --------------------

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

         After entering into the Imperial Factoring Agreement the Company terminated its factoring arrangement with Boston Financial and Equity Corporation (the "Boston Financial Factoring Arrangement"). The Company believes that the Imperial Factoring Agreement represents an improvement from the Boston Financial Factoring Arrangement. Imperial only reserves 15% of the purchase price of Purchased Receivables as opposed to the 20% reserve required
under the Boston Financial Factoring Arrangement.    The Company's borrowing
power on the date of sale of the Purchased Receivables is further enhanced under the Imperial Factoring Agreement through the payment of the monthly factoring fee on unpaid invoices relating to Purchased Receivables as compared to the 2% discounted sale structure (i.e, a fee of 2% of the dollar amount of Purchased Receivables was taken by Boston Financial upon the purchase of the Purchased Receivables) used in the Boston Financial Factoring Arrangement. In addition, the Company's inability under the addendum to the Imperial Factoring Agreement to obtain financing in advance of shipment based upon customer purchase orders (as opposed to accounts receivable) provides the Company with a new source of financing not previously available under the Boston Financial Factoring Arrangement.

   SALES OF COMMON STOCK
   ---------------------

1) On April 6, 1998 the "RG Financing", an equity and debt financing transaction (see below) with the RG Capital Fund, LLC (the "RG Fund"), was consummated. The equity financing piece of the RG Financing involved the sale, pursuant to the RG Subscription Agreement, to the RG Fund and ten investors designated by the RG Fund of an aggregate of 2,400,000 shares of the Company's Common Stock for an aggregate consideration of $1,800,000. Funding of the sale to the investors designated by the RG Fund took place on April 14, 1998. The RG Subscription Agreement provides, among other things, that the Company must permit a designee of the RG Fund to be an unpaid advisor to the Board of Directors of the Company. The RG Fund's designee has none of the voting rights conferred upon directors of the Company, but does have the right to receive notice of and to attend meetings of the Board of Directors of the Company and committees thereof.

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

       The gross proceeds ($1,800,000) less $32,924, the legal and other costs of closing the transaction, were recorded in the equity acccounts of the Company in the quarter ending April 30, 1998.

2) During the quarter ending April 30, 1998 the holder of a convertible note payable issued by the Company, in the amount of $50,000, elected, as provided for in the provisions of the note, to convert the debt instrument to equity. The Company issued 25,000 shares of common stock (the conversion rate being $2.00 per share, as stipulated in the note) to the holder and cancelled the note payable.


  ISSUANCE OF NOTES PAYABLE / GAIN ON PAYOFF OF NOTE PAYABLE
  ----------------------------------------------------------

     The debt portion of the RG Financing (see Sale of Common Stock #1, above) consists of a loan to the Company by the RG Fund in the principal amount of $1,100,000. The loan is evidenced by a promissory note issued by the Company to the RG Fund in like principal amount bearing interest at an annual rate of 8%. The RG Promissory Note is unsecured and is payable in full in one lump sum payment on April 5, 2000. As long as the Note remains unpaid, the Company is prohibited, unless it obtains the prior written consent of the RG Fund, from, among other things, (i) issuing securities in reliance on Regulation S of the Securities Act, (ii) issuing securities at a price that is less than 75% of the public trading price of the Company's Common Stock, (iii) incurring indebtedness for borrowed money other than in connection with factoring agreements, financed purchases or leases of equipment (not to exceed $500,000) or existing indebtedness of the Company, (iv) guarantying obligations of its affiliates, (v) declaring dividends or redeeming capital stock, or (vi) selling assets outside of the ordinary course of business. The proceeds of the loan were used by the Company to pay off all amounts owed by the Company to IBJS Capital Corporation ("IBJS") pursuant to the Company's $1,000,000 Secured Convertible Debenture (the "IBJS Debenture") and to retire all warrants held by IBJS, for a cash payment of $1,092,833 (which was approximately $150,000 less than the amount then due on the IBJS Debenture).

     The gain of $150,000, as noted above, from the payoff of the IBJS debenture was reduced by $40,086 of deffered financing that was still remaining to be amortized as of the date of the payoff. The net gain of $109,914 was an addition to net income during the quarter ending April 30, 1998 (see note on Net Income above).

In addition to the RG Financing, the Company also entered into an investment banking and financial advisory services relationship with Roberts & Green, Inc., an affiliate of the RG Fund ("R&G"), pursuant to which the Company appointed R&G as its exclusive financial advisor and agreed to (i) pay R&G a monthly advisory fee equal to $5,000 for a period of eighteen months and (ii) issue to R&G warrants to purchase an aggregate of 1,000,000 shares of Common Stock at an exercise price of $1.50, terminating in eighteen months.

The 2,400,000 shares of Common Stock issued to the RG Fund and the investors designated by it and the 1,000,000 shares of Common Stock underlying the warrants granted to R&G are entitled to the benefit of certain registration rights which, among other things, required the Company to file a registration statement with respect to such shares under the Securities Act on or before May 15, 1998. Said registration statement has been filed but is not yet effective.

The Company believes that the combination of its working capital surplus subsequent to the closing of the RG Financing transaction, its improved factoring facility with Imperial, its backlog and prospects for the remainder of Fiscal 1999 as of April 30, 1998, and its ability to raise equity capital in the past will be sufficient to provide it with adequate liquidity for fiscal 1999. The Company's ability to have adequate capital for the fiscal year ending on January 31, 2000 and periods thereafter (including the ability to repay the $1,100,000 due to the RG Fund in April 2000) will be dependent upon the Company's ability to gain market acceptance of its products and/or its ability to raise additional capital.


The Company does not currently contemplate any significant capital expenditures during fiscal 1999. The Company does not believe that, except as stated herein, any contingencies exist which would have a material adverse effect on the Company's financial condition, future operating results or liquidity.

YEAR 2000 ISSUES
----------------

  The "Year 2000 Issue" results from computer programs being written using two digits, instead of four, to define a given year. Programs running time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in disruptions to various activities and operations, miscalculations and even system failures.

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

FORWARD LOOKING INFORMATION
---------------------------

  The statements in this Annual Report on Form 10 KSB that are not statements of historical fact constitute "forward looking statements." Said forward looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performances or achievements, expressly predicted or implied by such forward looking statements. These forward looking statements are identified by their use of forms of such terms and phrases as "expects," "intends," "goals," "estimates," "projects," "plans," "anticipates," "should," "future," "believes," and "scheduled."

  The important factors which may cause actual results to differ from the forward looking statements contained herein include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain key management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with, government regulations. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and expectations of the Company will be achieved.

                                   EXHIBIT I

                              LINKON CORPORATION
                              ------------------

                       CALCULATION OF EARNINGS PER SHARE
                       ---------------------------------
                                  (Unaudited)



                                          Three Months         Three Months
                                              Ended               Ended
                                         April 30, 1998       April 30, 1997
                                         --------------       --------------

Loss for the Period                     $ (  574,219)        $ (520,730)
                                        =============        ===========

Weighted Number of Shares Outstanding     11,502,502         10,817,252
                                        =============        ===========

Loss Per Share:                          $      (.05)        $     (.05)
                                        =============        ===========

                              LINKON CORPORATION
                              ------------------

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 2. Changes in Securities and Use of Proceeds

    The disclosure appearing in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                -----------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Sales of Common Stock and
------------------------------------------------------------------------
Issuance of Notes Payable/Gain on Payoff of Notes Payable of Part 1 of this
---------------------------------------------------------
report regarding (i) the sale by the Company of an aggregate 2,400,000 shares of its Common Stock (the "RG Shares") to the RG Fund and certain investors designated by the RG Fund, (ii) the issuance by the Company to R&G of warrants (the "R&G Warrants") to purchase an aggregate 1,000,000 shares of the Company's Common Stock at an exercise price of $1.50 per share (iii) the restrictions on the Company's ability to pay dividends pursuant to the RG Promissory Note, and
(iv) the issuance by the Company of 25,000 shares of its Common Stock (the "Conversion Shares") to the holder of a convertible note upon the conversion thereof are incorporated into this Item 2 Of Part II by reference. The RG Shares, the Conversion Shares and the R&G warrants were issued pursuant to the exemptions from registration afforded by Section 4(2) of, and Regulation D under, the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a. Exhibits

         Exhibit
            No.         Description of Document
         -------

           3.1          Amendment to Bylaws, dated May 12,1998

          10.1 Employment Agreement, dated May 19, 1998, between the Company and Lee W. Hill

          10.2 Employment Agreement, dated May 19, 1998, between the Company and Charles Castelli

          10.3 Employment Agreement, dated May 19, 1998, between the Company and Mark R. O'Brien

          10.4 Employment Agreement, dated May 19, 1998, between the Company and Thomas V. Cerabona

          27            Financial Data Schedule for the period ended
                        April 30, 1998




          b.            Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended
April 30, 1998.

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



                                        LINKON CORPORATION
                                        ------------------
                                        Registrant


DATED:    June 10, 1998                 /s/ Lee W. Hill
                                        ---------------
                                        BY:  LEE W. HILL
                                        PRESIDENT AND
                                        CHIEF EXECUTIVE OFFICER


DATED:    June 10, 1998                 /s/  Thomas V. Cerabona
                                        -----------------------
                                        BY:   THOMAS V. CERABONA
                                        SENIOR VICE PRESIDENT
                                        PRINCIPAL ACCOUNTING OFFICER

                                 EXHIBIT INDEX



         Exhibit
           No.          Description of Document
         -------        -----------------------

           3.1          Amendment to Bylaws, dated May 12,1998

          10.1 Employment Agreement, dated May 19, 1998, between the Company and Lee W Hill

          10.2 Employment Agreement, dated May 19, 1998, between the Company and Charles Castelli

          10.3 Employment Agreement, dated May 19, 1998, between the Company and Mark R O'Brien

          10.4 Employment Agreement, dated May 19, 1998, between the Company and Thomas V. Cerabona

          27            Financial Data Schedule for the period ended
                        April 30, 1998