Form 10KSB/A
period 1998-01-31
LINKON CORP
filed 1998-07-08
CIK 833203

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                FORM 10-KSB/A-1
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES   EXCHANGE
ACT OF 1934.

     FOR THE TRANSITION PERIOD FROM ______________TO______________

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

     CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2)
HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR PAST 90 DAYS.   YES  X  NO ___
                                                                     ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.  [          ]

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

           Transitional Small Business Disclosure Format (check one):
                                Yes ___   No  X
                                             ---

     This amendment to the Annual Report on Form 10-KSB of Linkon Corporation (the "Company") for the fiscal year ended January 31, 1998 (the "Original Form 10-KSB") amends and modifies the Original Form 10-KSB by restating Item 7. of
Part II in its entirety in order to correct certain errors that occurred during the EDGAR processing and transmission of the Original 10-KSB that resulted in the misplacement of certain paragraphs and footnote headings of the notes to the financial statements.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------

     The financial statements are included herein following the Signature Page to this Annual Report on Form 10-KSB commencing on Page F-1.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 8, 1998                LINKON CORPORATION



                                    By:/s/ Thomas V. Cerabona
                                       -------------------------------------
                                     Thomas V. Cerabona, Vice President
                                     of Operations, Chief Accounting Officer
                                     and Secretary

                         INDEX TO FINANCIAL STATEMENTS
                                 AND SCHEDULES

                                                                          PAGE
                                                                          ----
LINKON CORPORATION
Index to Financial Statements and Schedules.............................. F-1
Report of Independent Certified Public Accountants....................... F-2
Consolidated Balance Sheets--January 31, 1998 and 1997................... F-3
Consolidated Statements of Operations--Two years ended January 31, 1998 and 1997................................................................ F-4
Consolidated Statements of Cash Flows--Two years ended January 31, 1998 and 1997................................................................ F-5
Consolidated Statements of Stockholders' Equity--Two years ended January
 31, 1998 and 1997....................................................... F-6
Notes to Consolidated Financial Statements............................... F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

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

                                          /s/ Radin Glass & Co., LLP

                                          Radin Glass & Co., LLP
                                          Certified Public Accountants

New York, New York
April 6, 1998

                               LINKON CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                  JANUARY 31,

                                                          1998        1997
                                                       ----------  ----------
Current Assets
  Cash and Cash Equivalents (Note 3): ................ $  511,961  $  630,726
  Accounts Receivable (Note 3): ......................     37,135     433,498
  Notes Receivable....................................        --       51,000
  Other Receivables...................................      1,972       3,359
  Inventory (Note 3): ................................    400,625     628,498
  Prepaid Expenses....................................     16,773      58,513
                                                       ----------  ----------
    Total Current Assets..............................    968,466   1,805,594
                                                       ----------  ----------
Machinery & Equipment (Note 3):
  Machinery & Equipment, at cost......................  1,307,397   1,262,341
  Equipment under Capital Leases......................    123,156     123,156
                                                       ----------  ----------
                                                        1,430,553   1,385,497
  Less: Accumulated Depreciation...................... (1,020,066)   (869,902)
                                                       ----------  ----------
  Machinery & Equipment, Net..........................    410,487     515,595
                                                       ----------  ----------
Other Assets
  Software--Net (Note 3): ............................    957,200     990,668
  Investments, at cost................................        --       34,613
  Prepaid Financing Costs.............................     18,300      28,756
  Security Deposits...................................     10,688       8,195
                                                       ----------  ----------
                                                          986,188   1,062,232
                                                       ----------  ----------
                                                       $2,365,141  $3,383,421
                                                       ==========  ==========
         LIABILITIES AND STOCKHOLDERS EQUITY
Accounts Payable...................................... $  591,538  $  656,127
Taxes Payable (Notes 5, 8): ..........................      1,377       5,000
Interest Payable (Notes 7, 8): .......................    234,865      86,111
Customer Advances.....................................    154,679         --
Accrued Expenses......................................    451,248     148,132
Notes Payable.........................................    350,000         --
                                                       ----------  ----------
    Total Current Liabilities.........................  1,783,707     895,370
                                                       ----------  ----------
Long Term Liabilities
Notes Payable (Notes 7,10): ..........................    957,328   1,291,810
                                                       ----------  ----------
Commitments and Contingencies.........................        --          --
Stockholders Equity (Notes 4,10):
Common Stock. $.001 Par Value, 25,000,000 shares
 authorized, 10,896,252 shares issued and outstanding
 (1998) 10,753,252 shares issued and outstanding
 (1997)...............................................     10,897      10,867
Capital in Excess of Par Value........................  9,404,266   9,329,296
Retained Earnings (Accumulated Deficit)............... (9,791,057) (8,143,922)
                                                       ----------  ----------
    Total Stockholders Equity.........................   (375,894)  1,196,241
                                                       ----------  ----------
                                                       $2,365,141  $3,383,421
                                                       ==========  ==========

 The accompanying footnotes are an integral part of these financial statements

                               LINKON CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEAR ENDED JANUARY 31,

                                                           1998         1997
                                                        -----------  ----------
Revenues (Note 2): ....................................   3,862,594  $4,405,315
Cost of Goods Sold
  Product..............................................   1,842,064   2,210,835
  Software amortization (Notes 3, 9): .................     385,464     336,670
                                                        -----------  ----------
Gross Margin On Sales..................................   1,635,066   1,857,810
                                                        -----------  ----------
Selling, General and Administrative Expenses...........   2,723,876   2,400,660
Research and Development...............................     256,877     305,864
Provision for Doubtful Accounts........................      33,724     271,216
                                                        -----------  ----------
                                                          3,014,477   2,977,740
                                                        -----------  ----------
Operating Loss.........................................  (1,379,411) (1,119,930)
                                                        -----------  ----------
Other Income (Expense)
  Interest Income......................................         326       6,661
  Interest Expense.....................................    (264,050)   (233,152)
  Loss on Foreign Currency Translation.................         --         (491)
  Gain on Sale of Securities...........................         --      679,909
                                                        -----------  ----------
                                                           (263,724)    452,927
                                                        -----------  ----------
Loss Before Income Taxes...............................  (1,643,135)   (667,003)
Income Taxes...........................................       4,000      10,523
                                                        ===========  ==========
Net Loss............................................... ($1,647,135)  ($677,526)
                                                        ===========  ==========
Loss Per Share (Note 3): ..............................      ($0.15)     ($0.06)
                                                        ===========  ==========
Weighted Average Number of Shares Outstanding..........  10,896,252  10,781,502
                                                        ===========  ==========


 The accompanying footnotes are an integral part of these financial statements

                               LINKON CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEAR ENDED JANUARY 31,

                                                          1998        1997
                                                       -----------  ---------
Cash Flows From Operating Activities:
Net Income (Loss)..................................... $(1,647,135) $(677,526)
Add: Adjustments to Reconcile Net Loss to Net Cash
 Used in Operating Activities:
  Depreciation & Amortization.........................     582,983    546,019
  Warrants issued for services........................      30,000        --
Less: Gain on Sale Marketable Securities..............         --    (679,909)
Changes in Assets and Liabilities:
  (Increase) Decrease in Certificate of Deposit.......         --      63,934
  (Increase) Decrease in Accounts Receivable..........     396,363    177,889
  (Increase) Decrease in Other Receivables............       1,387     47,854
  (Increase) Decrease in Inventory....................     227,873    260,157
  (Increase) Decrease Prepaid Expenses................      41,740    (31,107)
  (Increase) Decrease in Software.....................    (351,997)  (399,190)
  (Increase) Decrease in Notes Receivable.............      51,000        --
  (Increase) Decrease in Investments..................      34,613        --
  (Increase) Decrease in Security Deposits............      (2,493)    11,736
  Decrease in Prepaid Financing Costs.................      10,456     10,457
  Increase (Decrease) in Accounts Payable.............     (64,589)  (347,998)
  Increase (Decrease) in Interest Payable.............     148,754    (13,889)
  Increase (Decrease) in Taxes Payable................      (3,623)   (13,108)
  Increase (Decrease) in Customer Deposits............     154,679        --
  Increase (Decrease) in Accrued Expenses.............     303,116    140,860
                                                       -----------  ---------
    Net Cash Used in Operating Activities............. $   (86,873) $(903,821)
                                                       -----------  ---------
Cash Flows From Investing Activities:
  Cash Paid to Purchase Equipment.....................     (76,892)  (147,710)
  Investment in Non-Marketable Securities.............         --         479
  Proceeds from Sale of Marketable Securities.........         --   1,020,000
                                                       -----------  ---------
    Net Cash Provided by (Used in) Investing
     Activities.......................................     (76,892)   872,769
                                                       -----------  ---------
Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock..................      45,000    169,439
  Repayment of Bank Debt--net.........................         --     (30,230)
                                                       -----------  ---------
Net Cash Provided by (Used in) Financing Activities...      45,000    139,209
                                                       -----------  ---------
Net Increase (Decrease) in Cash.......................    (118,765)   108,157
Cash and Cash Equivalents at Beginning of Year........     630,726    522,569
                                                       -----------  ---------
Cash and Cash Equivalents at End of Period............ $   511,961  $ 630,726
                                                       ===========  =========

 The accompanying footnotes are an integral part of these financial statements

                               LINKON CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED JANUARY 31, 1998 AND 1997

                            COMMON STOCK
                         ------------------
                                            CAPITAL IN
                                            EXCESS OF  ACCUMULATED
                           SHARES   AMOUNT  PAR VALUE    DEFICIT      TOTALS
                         ---------- ------- ---------- -----------  -----------
BALANCES JANUARY 31,
 1996................... 10,753,252 $10,754 $9,129,970 $(7,466,396) $ 1,674,328
Issuance of Warrants....        --      --      30,000         --        30,000
Issuance of Common
 Stock, Net of
 Expenses...............    113,000     113    169,326         --       169,439
Net Loss for Year Ended
 January 31, 1997.......        --      --         --     (677,526)    (677,526)
                         ---------- ------- ---------- -----------  -----------
BALANCES JANUARY 31,
 1997................... 10,866,252 $10,867 $9,329,296 $(8,143,922) $ 1,196,241
Issuance of Warrants....        --      --      30,000         --        30,000
Issuance of Common
 Stock, Net of
 Expenses...............     30,000      30     44,970         --        45,000
Net Loss for Year Ended
 January 31, 1997.......        --      --         --   (1,647,135)  (1,647,135)
                         ---------- ------- ---------- -----------  -----------
BALANCES JANUARY 31,
 1998................... 10,896,252 $10,897 $9,404,266 $(9,791,057) $  (375,894)
                         ========== ======= ========== ===========  ===========


  The accompaning footnotes are an integral part of these financial statements

                              LINKON CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JANUARY 31, 1998

NOTE 1--ORGANIZATION, CAPITALIZATION, BUSINESS DESCRIPTION

  The Company is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for the automated voice response, telecommunications, computer and multimedia communications industries.

NOTE 2--ECONOMIC DEPENDENCY

  Two of the Company's customers accounted for approximately 67% and 9% of consolidated revenues, or approximately $2,594,480 and $354,980, for the year ended January 31, 1998. The first of these customers accounted for 70% or approximately $3,084,415 of revenue for the year ended January 31, 1997.

NOTE 3--SIGNIFICANT ACCOUNTING POLICIES

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

 Accounts Receivable

  The Company believes all receivables are collectible unless information to the contrary is obtained. In the event such information is received the Company establishes an allowance for uncollectible portions. At January 31, 1998 the allowance was $39,465 and at January 31, 1997 the allowance was $282,298.

 Inventory

  Inventory is valued at the lower of cost or market value, using the first-in, first-out (FIFO) method, and consists of:

                                                       YEAR ENDING JANUARY 31,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
Raw Materials......................................... $   213,865  $   173,955
Work in Process.......................................     100,730       62,874
Finished Goods........................................     261,030      641,669
Less: Allowance Account...............................    (175,000)    (250,000)
                                                       -----------  -----------
                                                       $   400,625  $   628,498
                                                       ===========  ===========

 Machinery and Equipment and Capital Leases

  Machinery and equipment are stated at cost. Capital leases are stated at the lesser of the present value of the minimum lease payments or the fair market value. Property, equipment and capital leases are comprised

                              LINKON CORPORATION

NOTE 3--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

predominantly of computer equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are provided for utilizing the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the years ended January 31, 1998 and 1997 was $182,000 and $193,612, respectively.


 Capitalized Software Costs

  Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to the establishment of technological feasibility to produce the finished product are generally capitalized. The Company has capitalized software costs included in Other Assets in the Consolidated Balance Sheet. Such amounts capitalized were $351,997 and $399,189 for the years ended January 31, 1998 and 1997, respectively. Amortization of prior years capitalized software costs are included in the Cost of Goods Sold section of the Consolidated Statement of Operations and amounted to $385,464 and $336,670 for the years ended January 31, 1998 and 1997, respectively.

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

 Income Taxes

  The Company has adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to accounting for income taxes. Deferred income taxes are recorded for temporary differences between taxable income and pretax financial income and the tax bases of assets or liabilities and their reported amounts in the financial statements.

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

                              LINKON CORPORATION

NOTE 4--CAPITAL CONTRIBUTION

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

                                                     STOCK OPTIONS AND WARRANTS
                                                     ---------------------------
                                                       SHARES         PRICE
                                                     ---------------------------
Outstanding at
  January 31, 1996..................................  2,009,384  $ 0.75 to $3.50
    Granted.........................................  1,152,298  $ 0.75 to $1.50
    Exercised.......................................   (113,000) $          1.50
    Expired.........................................   (140,000) $ 0.75 to $2.05
    Retired.........................................   (340,000) $          2.00
                                                     ----------
Outstanding at
  January 31, 1997..................................  2,568,682
    Granted.........................................    291,000  $          0.56
    Exercised.......................................    (30,000) $          1.50
    Expired.........................................   (450,324) $ 0.75 to $1.50
    Retired.........................................        --
                                                     ----------
Outstanding at
  January 31, 1998..................................  2,379,358  $ 0.56 to $3.50
                                                     ==========

                              LINKON CORPORATION

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

  For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended January 31, 1998 and 1997, respectively: annual dividends of $0.00 and expected volatility of 40.0 for both years, risk free interest of 5.60% and 5.70% and expected life of five years for all grants. The weighted-average fair value of the stock options granted during the years ended January 31, 1998 and 1997 was $0.25 and $0.33, respectively.

  If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and loss per share would have been $1.7 million and $0.16 for the year ending January 31, 1998 and $0.8 million and $0.07 in 1997. The SFAS No.123 method of accounting does not apply to options granted prior to January 31, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

NOTE 5--INCOME TAXES

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

  Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 35% for the years ended January 31, 1998 and 1997, respectively is as follows:

                                                           1998        1997
                                                        -----------  ---------
Loss Before Income Taxes............................... ($1,527,522) ($667,003)
                                                        ===========  =========
Computed expected tax credit...........................     534,633    233,451
Operating loss for which no benefits were provided.....    (534,633)  (233,451)
State and local tax provision..........................      (4,000)   (10,523)
                                                        -----------  ---------
Provision for income taxes.............................     ($4,000)  ($10,523)
                                                        ===========  =========

NOTE 6--COMMITMENTS AND CONTINGENCIES

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

                              LINKON CORPORATION

NOTE 6--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

NOTE 7--NOTES PAYABLE

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

  At January 31, 1998 interest amounting to $234,865 has been accrued on these liabilities.

  The following table shows the maturities, at January 31, 1998, of the remaining principal less the discount still to be amortized in future periods.

   Year ending January 31, 2000...................................... 1,000,000
   Less Unamortized Discount @ January 31, 1998......................   (42,672)
                                                                      ---------
     Total........................................................... $ 957,328
                                                                      =========

NOTE 8--SUPPLEMENTAL CASH FLOWS DISCLOSURES

  Cash flows from operating activities for the year ended January 31, 1998 reflects interest paid of $99,779, interest earned of $326 and taxes paid of $8,207. The year ended January 31, 1997 reflected interest paid of $217,635, interest earned of $6,661 and taxes paid of $5,523.

  During the year ended January 31, 1998, 30,000 options were exercised to purchase the Common Stock of the Company. These options had an exercise price of $1.50 per option.

NOTE 9--RECLASSIFICATION OF THE AMORTIZATION OF CAPITALIZED SOFTWARE COSTS:

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

                              LINKON CORPORATION

NOTE 10--SUBSEQUENT EVENTS:

  On April 6, 1998 the Company entered into three transactions with RG Capital Fund, LLC and Roberts and Green, Inc.

    1) Subscription and Stock Purchase Agreement with RG Capital Fund, LLC.

     Under this agreement the Company issued an aggregate of 1,680,000 shares of common stock to the RG Fund for an aggregate of $1,260,000 ($0.75 per share). Thereafter, on April 14, 1998, the Company issued an additional 720,000 shares of common stock pursuant to the RG Subscription Agreement to ten investors designated by the RG Fund for an aggregate consideration of $540,000. The aggregate 2,400,000 shares of common stock issued to the RG Fund and the investors designated by it were issued pursuant to the exemptions from registration afforded by Section 4 (2) of the Securities Act. The holders of the RG shares, however, have registration rights that require the Company to file a registration statement under the Securities Act with the Securities and Exchange Commission covering the RG shares on or before May 15, 1998.

    2) Promissory Note with RG Capital Fund, LLC.

     Under this agreement RG Capital Fund, LLC advanced the Company $1,100,000. This is a two year note payable with interest due on a quarterly basis commencing April 30, 1998 at a rate of eight percent (8%). The proceeds from this note were used to repay monies borrowed by the Company in October 1994 from IBJS Capital Corporation pursuant to the terms of a 10% Senior Secured Convertible Debenture in the principal amount of $1,000,000 (plus the accrued interest owed on this debenture). Upon such repayment, the IBJS Debenture was cancelled along with 279,081 warrants to purchase the Company's common stock previously issued to IBJS pursuant to the terms of a Securities Purchase Agreement, dated October 27, 1994, between the Company and IBJS. As a result of the cancellation of the IBJS Debenture, the Company is no longer subject to the restrictions on payment of dividends contained in the IBJS Debenture; however, the Company is prohibited from paying dividends under the terms of the RG note until the note is repaid (including accrued interest) unless the Company obtains prior written consent from the RG Fund, LLC.

    3) Warrant Certificate with Roberts and Green, Inc.

     The Company issued to Roberts and Green, Inc. warrants to purchase 1,000,000 shares of the Company's common stock in connection with its entry into an investment banking financial advisory services agreement with Roberts and Green, Inc. The warrants were issued pursuant to the exemptions from registration afforded by Section 4
     (2) of the Securities Act and the shares of the common stock issuable upon the exercise of such warrants will be included in the registration statement covering the RG shares.