Form 10QSB
period 1998-07-31
LINKON CORP
filed 1998-09-14
CIK 833203

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED   JULY 31, 1998
                                      -------------

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

                                (203) 319-3100
                                --------------
               (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X                 NO
    ---------

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

            Class                         OUTSTANDING AT SEPTEMBER 9, 1998
-------------------------------           --------------------------------
COMMON STOCK, PAR VALUE $.001 PER SHARE             13,371,252
                                                    ==========

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
  YES _____;  NO   X
                 ----

                              LINKON CORPORATION

                                  FORM 10-QSB

                               QUARTERLY REPORT
                    For the Six Months Ended July 31, 1998


                                                             Page to Page
                                                             ------------

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:
            Consolidated Balance Sheet  July 31, 1998 and          3-4
                January 31, 1998

          Consolidated Statements of Operations - Six Months
                Ended July 31, 1998 and 1997                        5

          Consolidated Statements of Operations - Three Months
                Ended July 31, 1998 and 1997                        6

          Consolidated Statements of Cash Flows  Six Months
          Ended July 31, 1998 and 1997                              7

          Notes to Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations          9-12

            Exhibit I - Calculation of Earnings per Share           13

PART II.  Other Information                                         14

Item 2.  Changes in Securities and Use of Proceeds                  14

Item 6.  Exhibits and Reports on Form 8-K                           14

            Signatures                                              15

                         PART 1- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)



                                  A S S E T S
                                  -----------




                                              JULY 31,    JANUARY 31,
                                                1998          1998
                                            ------------  ------------

CURRENT ASSETS
--------------

  Cash and Cash Equivalents                 $ 1,287,118   $   511,961
  Accounts Receivable (Net of Allowance)        358,850        37,135
  Notes Receivable                                   --            --
  Other Receivables                               5,000         1,972
  Inventory                                     665,638       400,625
  Prepaid Expenses                               56,835        16,773
                                            -----------   -----------


       Total Current Assets                   2,373,442       968,466
                                            -----------   -----------

MACHINERY & EQUIPMENT
---------------------

  Machinery & Equipment, at cost              1,536,723     1,430,553

  Less:  Accumulated Depreciation            (1,122,066)   (1,020,066)
                                            -----------   -----------

       Machinery & Equipment, Net               414,657       410,487
                                            -----------   -----------

OTHER ASSETS
------------

  Software (Net of Amortization)                921,046       957,200
  Investments, at cost                           25,000            --
  Prepaid Financing Costs                        13,071        18,300
  Security Deposits                              17,432        10,688
                                            -----------   -----------

Total Other Assets                              976,549       986,188
                                            -----------   -----------
                                             $3,764,648    $2,365,141
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

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                              JULY 31,    JANUARY 31,
                                                1998        1998
                                                ----        ----

CURRENT LIABILITIES
-------------------

  Accounts Payable                          $  675,205   $  591,538
  Notes Payable-Current                        200,000      350,000
  Customer Advance Deposits                     38,037      154,679
  Accrued Salaries                                --           --
  Taxes Payable                                  1,000        1,377
  Interest Payable                                 239      234,865
  Accrued Expenses                             987,408      451,248
                                            ----------   ----------

      Total Current Liabilities              1,901,889    1,783,707
                                            ----------   ----------

LONG TERM LIABILITIES
---------------------

 Notes Payable, Net                            985,849      957,328
                                             ---------    ---------


COMMITMENTS AND CONTINGENCIES                      --          --
-----------------------------

STOCKHOLDERS' EQUITY
-----------------------------

 Common Stock, $.001 Par Value,
    24,900,000 shares authorized,
    13,371,252 shares issued and
    outstanding                                 13,372       10,897
Preffered Stock, $.001 Par Value
   1,000,000 shares authorized,
   none issued and outstanding
 Capital in Excess of Par Value             11,468,348    9,404,266
 Retained Earnings (Accumulated Deficit)   (10,604,810)  (9,791,057)
                                           ------------  -----------

        Total Stockholders' Equity             876,909   (  375,894)
                                           ------------  -----------

                                          $  3,764,648  $ 2,365,141

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

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (UNAUDITED)

                                               SIX MONTHS       SIX MONTHS
                                             Ended July 31,   Ended July 31,
                                                  1998             1997
                                                  ----             ----

Gross Revenues                                 $3,299,629       $1,528,050

Cost of Goods Sold - Product                    2,066,597          784,909
                   - Software amortization        192,240          192,732
                                               ----------       ----------

                                                2,258,837          977,641
                                               ----------       ----------



Gross Margin On Sales                           1,040,792          550,409

Selling, General and
 Administrative Expenses                        1,719,366        1,287,263

Research and Development                          165,272          125,667
                                               ----------       ----------

                                                1,884,638        1,412,930
                                               ----------       ----------



Operating Income (Loss)                        (  843,846)        (862,521)

OTHER INCOME (EXPENSE)
   Interest Income                                  6,525               25
   Interest Expense                             (  85,346)        (104,823)
                                               ----------       ----------

                                                (  78,821)        (104,798)
                                               ----------       ----------


Income (Loss)Before Income Taxes                ( 922,667)        (967,319)

Income Taxes                                        1,000               --
                                               ----------       ----------

Income (Loss) Before Extraordinary Item         ( 923,667)        (967,319)

Extraordinary item  net gain on pay off
     Note payable                                 109,914               --
                                               ----------       ----------

Net Income (Loss)                               ($813,753)       ($967,319)
                                               ===========       ==========

Earnings(Loss)per share:
  Before extraordinary item                        ($0.08)          ($0.09)
  Extraordinary Item                                $0.01               --
                                               ----------       ----------

Net Earnings(Loss)                                 ($0.07)          ($0.09)
                                               -----------      ----------


Average shares outstanding                     12,121,252       10,853,002
                                               ----------       ----------




The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                   (UNAUDITED)


                                     THREE MONTHS     THREE MONTHS
                                    Ended July 31,   Ended July 31,
                                         1998             1997
                                    ---------------  ---------------
Gross Revenues                         $ 2,431,006      $   805,501

Cost of Goods Sold  Product              1,522,514          371,764
    - Software amortization                 96,120           96,366
                                       -----------      -----------

                                         1,618,634          458,130
                                       -----------      -----------


Gross Margin On Sales                      812,372          347,371

Selling, General and
 Administrative Expenses                   934,968          674,966

Research and Development                    85,417           52,626
                                       -----------      -----------

                                         1,020,385          727,592
                                       -----------      -----------



Operating Income (Loss)                 (  208,013)        (380,221)

OTHER INCOME (EXPENSE)
  Interest Income                            4,750               --
 Interest Expense                        (  36,240)        ( 66,368)
                                       -----------      -----------
                                           (31,490)        ( 66,368)
                                       -----------      -----------

Income(Loss) Before Income Taxes        (  239,503)        (446,589)

Income Taxes                                    --               --
                                       -----------      -----------

Net Income (Loss)                       ($ 239,503)      ($ 446,589)
                                       ===========      ===========

Earnings(Loss)per share:
Net Earnings(Loss)                          ($0.02)          ($0.04)
                                       -----------      -----------

Average shares outstanding              12,121,252       10,853,002
                                       -----------      -----------


The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                        SIX MONTHS ENDED JULY 31,
                                                           1998           1997
                                                       -------------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 -------------------------------------

  Net Income (Loss)- Before Extraordinary Item          $(  923,667)   $ (967,319)

  Add: Adjustments to Reconcile Net Loss to
       Net Cash Used in Operating Activities:
  Depreciation & Amortization                               319,658       302,491
  Warrants issued for services                               12,500            --

     Changes in Assets and Liabilities:

  (Increase) Decrease in Accounts Receivable             (  321,717)      169,296
  (Increase) Decrease in Other Receivables               (    3,028)        3,359
  (Increase) Decrease in Inventory                       (  265,013)      175,637
  (Increase) Decrease in Prepaid Expenses                (   40,062)   (   36,738)
  (Increase) Decrease in Software                        (  156,086)   (  169,315)
  (Increase) Decrease in Prepaid Financing Cost               5,229         5,228
  (Increase) Decrease in Security Deposits               (    6,744)           --
  Increase (Decrease) in Accounts Payable                    83,667    (   37,081)
  Increase (Decrease) in Accrued Expenses                   536,160    (   84,058)
  Increase (Decrease) in Interest Payable                (  234,626)       78,750
  Increase (Decrease) in Customer Deposits               (  116,642)           --
  Increase (Decrease) in Taxes Payable                   (      377)           --
                                                        -----------    ----------

Net Cash Used in Operating Activities                    (1,110,747)   (  559,750)
                                                        -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Cash Paid to Purchase Equipment                          (  106,170)   (   14,138)
Investment in Non-Marketable Securities                  (   25,000)           --
                                                        -----------    ----------

Net Cash Provided by (Used in) Investing Activities      (  131,170)   (   14,138)
                                                        -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Proceeds from Sale of Common Stock                      1,917,076        45,000
  Proceeds from issuance of Note Payable                  1,100,000            --
  Principal payments on Notes Payable                    (1,000,000)           --
                                                        -----------    ----------

Net Cash Provided by (Used in) Financing Activities       2,017,076        45,000
                                                        -----------    ----------

Net Increase (Decrease) in Cash                             775,157    (  528,888)

Cash and Cash Equivalents at Beginning of Period            511,961       630,726
                                                        -----------    ----------

Cash and Cash Equivalents at End of Period              $ 1,287,118    $  101,838
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

                                LINKON CORPORATION
                                ------------------

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

                                  July 31, 1998
                                  -------------


1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments(consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1998, and January 31, 1998, and the results of operations for the six and three month periods ended July 31, 1998 and 1997 and cash flows for the six month periods ended July 31, 1998 and 1997.

     The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements in the Linkon Corporation Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998.

2)  ANALYSIS  OF STOCKHOLDERS' EQUITY:
    ---------------------------------

                                                      Capital
                              Outstanding            in Excess     Accumulated
                                Shares     Amount   of Par Value    Deficit__
                              -----------  -------  ------------  -------------

Balance January 31, 1998       10,896,252  $10,897   $ 9,404,266  $ (9,791,057)

Issuance of                     2,475,000  $ 2,475   $ 1,914,601            --
Common Stock, Net of
Expenses

Value assigned to warrants             --       --       149,481            --

Loss for Six Months
  Ended July 31, 1998                  --       --            --    (  813,753)
                              -----------  -------   -----------  ------------

Balance  July 31,              13,371,252  $13,372   $11,468,348  $(10,604,810)
                              ===========  =======   ===========  ============

3) FINANCING OF OPERATIONS:
   ------------------------

SEE MANAGEMENT'S DISCUSSION AND ANALYSIS- LIQUIDITY AND CAPITAL RESOURCES AS TO THE COMPANY'S NEED FOR ADDITIONAL CAPITAL AND ANY PLANS FOR THE FUTURE FINANCING OF ITS OPERATIONS.

4)VALUE ASSIGNED TO WARRANTS
  --------------------------

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

                                     ITEM 2
                                     ------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 31, 1998
------------------------------------------------------

NET INCOME (LOSS)
-----------------

        The Company reported a net loss of $813,753 for the six months ended July 31, 1998 as compared to a net loss of $967,319 for the same period during the prior year. This decrease of $153,564 in the net loss reported by the Company was due to the following factors:

        Gross revenues increased by $1,771,579 for the six months ended July 31, 1998 as compared to the six months ended July 31, 1997. As a result of this increase in revenues an additional $490,383 of gross margin was generated.

        Selling, General and Administrative and Research and Development expenses increased by $471,708 for the six months ended July 31, 1998 as compared to the six months ended July 31, 1997.

        In addition, the Company had a net gain of $109,914 realized on the payoff of notes payable.

REVENUES
--------

          For the six months ended July 31, 1998 revenues increased by $1,771,579 as compared to the six month period ended July 31, 1997, an increase of 116%. This increase was due mainly to increased shipments to AT&T, the Company's largest customer, and to Sequel Communications. The Company's total order backlog as of July 31, 1998 was approximately $260,000 and as of September 9, 1998 was approximately $440,000. Substantially the entire backlog is for products scheduled to be shipped during the third quarter of fiscal 1999.

       During the six months ended July 31, 1998, the Company deployed its first major installation of LinkNetTM , its new Internet Telephony (Voice and Fax over the Internet) product with SS7 signalling, to Sequel Communications. The Company expects sales of this product to increase during fiscal 1999 and thereafter to a diverse base of customers.

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

COST OF GOODS SOLD
------------------

    Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization, were $2,258,837 and $977,641, or 68% and 64% of revenues, for the six months ended July 31, 1998 and 1997, respectively. Excluding software amortization, Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $2,066,597 and $784,909, or 63% and 51% of revenues, for the six months ended July 31, 1998 and 1997, respectively.

Management attributes the increase in cost of goods sold to a) Sale of certain third party development services to AT&T at a 35% margin and b) highly competitive pricing associated with initial shipments of its LinkNet/TM/ product to Sequel Communications and other customers. The cost of goods sold varies with each product line, with software having little or no material cost (approximately 5-10%). The primary costs incurred by the Company are for materials and equipment relating to its hardware products, which also carry lower profit margins than the Company's software products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management.

    While management continues to believe that its products can ultimately be sold with a less than 50% cost of goods sold (excluding the software amortization costs), management also realizes the need to gain market share for its products and will, for the near term, continue to be aggressive in its pricing policy. However, management also believes that the cost of sales will go down as customers begin to order enhanced software features, which features carry significantly lower costs than the Company's hardware products, as well as a result of manufacturing and research and development projects aimed at increasing efficiency while reducing cost.

    Software amortization costs for the six months ending July 31, 1998 and 1997, were $192,240 and $192,732 respectively. These amounts were 6% and 13% of revenues for the six months ending July 31, 1998 and 1997, and are included in the Cost of Goods Sold total percentage of 68% and 64% for the above periods being presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

    Selling, General and Administrative(SG&A) expenses for the six months ended July 31, 1998 and 1997 were $1,719,366 and $1,287,263, respectively. This constituted approximately 52% and 84% of revenues for the six months ended July 31, 1998 and 1997, respectively. This increase of approximately $430,000 or approximately 34% was due primarily to increases in staffing in Sales, Marketing and Customer Support, travel to trade shows and customer sites, and expenditures for Marketing and Advertising programs for the LinkNet TM and EscapeTM products. While the Company expects SG&A expenses to continue to increase as the Company's products gain acceptance in the marketplace, the Company also believes that SG&A expenses as a percentage of revenues will continue to decrease.

RESEARCH, DEVELOPMENT AND SOFTWARE
----------------------------------

    The Company incurred total research, development and software costs of approximately $238,172 and $198,567 for the six months ended July 31, 1998 and 1997, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product. For the six month periods ending July 31, 1998 and 1997 the amounts capitalized were $72,900 for both periods. The increase in research and development costs was primarily due to increases in staffing to support the continued development efforts on the LinkNet/TM/ product line. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. The Company expects research, development and software costs to increase over the next several quarters, as finances permit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Company's primary capital requirements to date have been to fund losses from operations. In addition, from time to time the Company has required capital to fund increases in inventory of certain products necessary for the Company to sell such products. The Company has funded its capital requirements through the receipt of proceeds from private placements of convertible debt and equity, the exercise of warrants, interest earned from the investment of such proceeds in interest earning assets, factoring facilities and revenues from operations. During the six months ended July 31, 1998 the net cash deficit from operating activities was $1,110,747, net cash provided by financing activities was $2,017,076, and net cash used for investment activities was $131,170. This resulted in a net increase in cash during the six months ended July 31, 1998 of $775,157, increasing the Company's cash and cash equivalents from $511,961 as of January 31, 1998 to approximately $1,287,118 as of July 31, 1998. As of July 31, 1998, the Company's working capital position was positive by approximately $471,553 as compared to January 31, 1998 when it was negative by $815,241. However, even with this improvement in working capital, the rate at which the Company lost money and consumed cash during the first six months of fiscal 1999 means that the Company will be dependent upon increased revenues from product sales and/or future equity investments during the current fiscal year in order to remain solvent. However, the Company's approximately $440,000 backlog as of

September 9, 1998, as well as the Company's view of its prospects for sales well in excess of historical levels (and at or above levels that would be expected from its current backlog position), lead management to conclude that its liquidity will be sufficient for the remainder of the current fiscal year. There can be no assurances however, that such level of product sales will be achieved and/or maintained.

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

   SALES OF COMMON STOCK
   ---------------------

  1) On April 6, 1998 the Company consumated an equity and debt financing transaction with RG Capital Fund, LLC (the "RG Fund"), was consummated. The equity financing piece of the financing involved the sale, pursuant to a subscription agreement, to the RG Fund and ten investors designated by the RG Fund to participate in the investment(said ten investors constituting collectively the "Outside Investors") of an aggregate of 2,400,000 shares of the Company's Common Stock for an aggregate consideration of $1,800,000. Funding of the sale to the Outside Investors took place on April 14, 1998. The aforesaid subscription agreement provides, among other things, that the Company must permit a designee of the RG Fund to be an unpaid advisor to the Board of Directors of the Company. The RG Fund's designee has none of the voting rights conferred upon directors of the Company, but does have the right to receive notice of and to attend meetings of the Board of Directors of the Company and committees thereof.

     The subscription agreement also contains covenants by the RG Fund in favor of the Company relating to the voting of shares, additional purchases of common stock, and resales of shares. The RG Fund is obligated, as long as the Company is not in default under the RG Note or certain other agreements with the RG Fund, to vote all shares of Common Stock purchased by it in accordance with the recommendations of the Board of Directors of the Company. The RG Fund is also prohibited from purchasing additional shares of the Company's Common Stock on the open market or from any person or entity other than the Company without the Company's prior written consent. The voting agreement and restrictions on purchase remain in effect until such time as the RG Fund and its affiliates own less than 5% of the Company's outstanding common stock. In addition, for a period of two years the RG Fund is prohibited from selling or otherwise transferring or disposing of its shares, except in amounts that would otherwise be permitted under Rule 144 of the Securities Act without giving effect to the holding period requirements thereof unless such sale, transfer or disposition is pursuant to an underwritten public offering of such shares.

      The gross proceeds ($1,800,000) less $32,924, the legal and other costs of closing the transaction, were recorded in the equity acccounts of the Company in the quarter ending April 30, 1998. Such proceeds were used to (1) pay off a $300,000 bridge loan made to the company on March 11, 1998 by James Scibelli, an affiliate of the R&G Fund, and (2) for working capital purposes.


2) During the six month period ended July 31, 1998, two of the holders of convertible subordinated notes issued by the Company in the principal amounts of $50,000 and $100,000, respectively, elected, as provided for in the provisions of such notes, to convert such notes into Common Stock at a rate of $2.00 per share. Accordingly, the Company issued 25,000 and 50,000 shares of Common Stock, respectively, to such holders upon such conversions and cancelled each of such notes.


  ISSUANCE OF NOTES PAYABLE / GAIN ON PAYOFF OF NOTE PAYABLE
  ----------------------------------------------------------

     The debt portion of the RG Financing (see Sale of Common Stock #1, above) consists of a loan to the Company by the RG Fund in the principal amount of $1,100,000. The loan is evidenced by a promissory note issued by the Company to the RG Fund in like principal amount bearing interest at an annual rate of 8% (the "RG Note"). The RG Note is unsecured and is payable in full in one lump sum payment on April 6, 2000. As long as the RG Note remains unpaid, the Company is prohibited, unless it obtains the prior written consent of the RG Fund, from, among other things, (i) issuing securities in reliance on Regulation S of the Securities Act, (ii) issuing securities at a price that is less than 75% of the public trading price of the Company's Common Stock, (iii) incurring indebtedness for borrowed money other than in connection with factoring agreements, financed purchases or leases of equipment (not to exceed $500,000) or existing indebtedness of the Company, (iv) guarantying obligations of its affiliates, (v) declaring dividends or redeeming capital stock, or (vi) selling assets outside of the ordinary course of business. The proceeds of the loan were used by the Company to pay off all amounts owed by the Company to IBJS Capital Corporation ("IBJS") pursuant to the Company's $1,000,000 Secured Convertible Debenture (the "IBJS Debenture") and to retire all warrants held by IBJS, for a cash payment of $1,092,833 (which was approximately $150,000 less than the amount then due on the IBJS Debenture).

    The gain of $150,000, as noted above, from the payoff of the IBJS debenture was reduced by $40,086 of deferred financing that was still remaining to be amortized as of the date of the payoff. The net gain of $109,914 was an addition to net income during the quarter ending April 30, 1998.

In addition to aforesaid debt and equity financings, the Company also entered into an investment banking and financial advisory services relationship with Roberts & Green, Inc.("R&G"), pursuant to which the Company appointed R&G as its exclusive financial advisor and agreed to (i) pay R&G a monthly advisory fee equal to $5,000 for a period of eighteen months and (ii) issue to R&G warrants to purchase an aggregate of 1,000,000 shares of Common Stock at an exercise price of $1.50, such warrant terminating in eighteen months from the date of issuance.

The 2,400,000 shares of Common Stock issued to the RG Fund and the Outside Investors and the 1,000,000 shares of Common Stock underlying the warrants granted to R&G are entitled to the benefit of certain registration rights which, among other things, required the Company to file a registration statement with respect to such shares under the Securities Act on or before May 15, 1998. Said registration statement has been filed and is effective.

The Company believes that the combination of its working capital surplus subsequent to the closing of the RG Financing transaction, its improved factoring facility with Imperial, its backlog and prospects for the remainder of Fiscal 1999 as of July 31, 1998, and its ability to raise equity capital in the past will be sufficient to provide it with adequate liquidity for fiscal
1999. The Company's ability to have adequate capital for the fiscal year ending on January 31, 2000 and periods thereafter (including the ability to repay the $1,100,000 due to the RG Fund in April 2000) will be dependent upon the Company's ability to gain market acceptance of its products and/or its ability to raise additional capital.

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

FORWARD LOOKING INFORMATION
---------------------------

  The statements in this Annual Report on Form 10-KSB that are not statements of historical fact constitute "forward-looking statements." Said forward- looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performances or achievements, expressly predicted or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects," "intends," "goals," "estimates," "projects," "plans," "anticipates," "should," "future," "believes," and "scheduled."

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

                                   EXHIBIT I

                               LINKON CORPORATION
                               ------------------

                        CALCULATION OF EARNINGS PER SHARE
                        ---------------------------------
                                  (UNAUDITED)



                                           SIX MONTHS         SIX MONTHS
                                             Ended               Ended
                                          July 31, 1998       JULY 31, 1997
                                         --------------       -------------


Loss for the Period                         $ (  813,753)        $ (967,319)
                                            ============         ==========


Weighted Number of Shares Outstanding         12,121,252         10,853,002
                                              ==========         ==========


Loss Per Share:                              $     (.07)        $     (.09)
                                             ===========        ===========

                                LINKON CORPORATION
                                ------------------

                           PART II.  OTHER INFORMATION
                           ---------------------------

Item 2. Changes in Securities and Use of Proceeds

      The disclosure appearing in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  --------------------------------------------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Sales of Common Stock of Part
------------------------------------------------------------------------
1 of this report regarding the issuance of 50,000 shares of common stock upon the conversion of certain convertible subbordinated notes by the Company is incorporated into this Item 2 Of Part II by reference. Such shares were issued pursuant to the exemptions from registration afforded by Section 4(2) of, and Regulation D under, the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders.
       ------------------------------------------------------

  On July 15, 1998, the Company held an Annual Meeting of its stockholders. At such meeting, each of the four nominees for director, Joao M. Carvalho, Charles Castelli, Lee W. Hill, and Daniel Zwiren was reelected as a director by the following vote:


Nominee             Votes For   Votes Witheld
-------             ---------   -------------

Joao M. Carvalho    11,181,860         59,010
Charles Castelli    11,189,010         51,860
Lee W. Hill         11,188,910         51,960
Daniel Zwiren       11,189,010         51,860


        In addition, the Company's shareholders approved an amendment to the Company's 1996 Stock Option and Performance Incentive Plan by a vote of 6,018,591 in favor, 419,870 opposed with 24,430 shares abstaining and 4,777 broker non-votes. The amendments were as follows: (a) increase the number of shares authorized for issuance pursuant thereto from 1,000,000 to 2,500,000 and (b) provide for the issuance to Non-Employee Directors who remain as such on the last day of any given fiscal quarter of such number of shares of the Company's Common Stock as have a fair market value equal to $3,750 as of the last day of each such fiscal quarter.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


          a. Exhibits

          Exhibit
            No.       Description of Document
          -------     -----------------------

          27          Financial Data Schedule for the period ended July 31, 1998




          b.          Reports on Form 8-K

There were no reports on Form 8-K filed for the six months ended July 31, 1998.

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



                                               LINKON CORPORATION
                                               ------------------
                                               Registrant


DATED:    September 14, 1998                        /s/ Lee W. Hill
                                                    ----------------
                                               BY:  LEE W. HILL
                                               PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER


DATED:    September 14, 1998                         /s/  Thomas V. Cerabona
                                                     -----------------------
                                               BY:   THOMAS V. CERABONA
                                               SENIOR VICE PRESIDENT
                                               PRINCIPAL ACCOUNTING OFFICER

                                 EXHIBIT INDEX



Exhibit
             No.     Description of Document
            -----    -----------------------
             27      Financial Data Schedule for the period ended
                     July 31, 1998(1)


____________


(1) Submitted separately, electronically.