Form 10QSB
period 1998-10-31
LINKON CORP
filed 1998-12-15
CIK 833203

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  October 31, 1998
                                     ----------------


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
Yes     X              No
      -----                -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                       Outstanding at December 4, 1998
    -------------------------------          -------------------------------
Common Stock, Par Value $.001 Per Share                   13,512,348
                                                          ==========


Transitional Small Business Disclosure Format (Check One):
  Yes      ;  No   X
      -----      -----

                                LINKON CORPORATION

                                   FORM 10-QSB

                                 QUARTERLY REPORT
                    FOR THE NINE MONTHS ENDED OCTOBER 31, 1998


                                                               Page to Page
                                                               ------------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheet  October 31, 1998 and         3-4
              January 31, 1998

          Consolidated Statements of Operations - Nine Months
              Ended October 31, 1998 and 1997                        5

          Consolidated Statements of Operations - Three Months
              Ended October 31, 1998 and 1997                        6

          Consolidated Statements of Cash Flows  Nine Months
              Ended October 31, 1998 and 1997                        7

          Notes to Consolidated Financial Statements                 8

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations       9-12

              Exhibit I - Calculation of Earnings per Share         13

PART II.  Other Information                                         14

Item 2.   Changes in Securities and Use of Proceeds                 14

Item 6.   Exhibits and Reports on Form 8-K                          14

              Signatures                                            15


                         PART 1- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (UNAUDITED)



                             A S S E T S
                             -----------




                                            OCTOBER 31,   JANUARY 31,
                                                1998          1998
                                            ------------  ------------

CURRENT ASSETS
--------------

  Cash and Cash Equivalents                 $   146,440   $   511,961
  Accounts Receivable (Net of Allowance)        417,907        37,135
  Notes Receivable                                   --            --
  Other Receivables                               5,000         1,972
  Inventory                                     737,300       400,625
  Prepaid Expenses                               33,292        16,773
                                            -----------   -----------


       Total Current Assets                   1,339,939       968,466
                                            -----------   -----------

MACHINERY & EQUIPMENT
---------------------

  Machinery & Equipment, at cost              1,618,350     1,430,553

  Less:  Accumulated Depreciation            (1,173,066)   (1,020,066)
                                            -----------   -----------

       Machinery & Equipment, Net               445,285       410,487
                                            -----------   -----------

OTHER ASSETS
------------

  Software (Net of Amortization)                914,070       957,200
  Investments, at cost                           25,000            --
  Prepaid Financing Costs                        10,457        18,300
  Security Deposits                              16,781        10,688
                                            -----------   -----------

Total Other Assets                              966,307       986,188
                                            -----------   -----------

                                            $ 2,751,531   $ 2,365,141
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

                        LINKON CORPORATION AND SUBSIDIARY
                        ---------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (UNAUDITED)



                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------


                                               OCTOBER 31,    JANUARY 31,
                                                   1998           1998
                                              -------------  -------------

CURRENT LIABILITIES
-------------------

  Accounts Payable                            $  1,269,752   $    591,538
  Notes Payable-Current                            100,000        350,000
  Customer Advance Deposits                         67,200        154,679
  Accrued Salaries                                      --             --
  Taxes Payable                                      1,000          1,377
  Interest Payable                                  28,494        234,865
  Accrued Expenses                                 325,946        451,248
                                              -------------  -------------

      Total Current Liabilities                  1,792,392      1,783,707
                                              -------------  -------------

LONG TERM LIABILITIES
---------------------

  Notes Payable, Net                             1,002,972        957,328
                                              -------------  -------------

COMMITMENTS AND CONTINGENCIES                           --             --
-----------------------------

STOCKHOLDERS' EQUITY
--------------------

 Common Stock, $.001 Par Value,
    24,900,000 shares authorized,
    13,512,348 shares issued and
    outstanding                                     13,513         10,897
Preffered Stock, $.001 Par Value
   1,000,000 shares authorized,
   none issued and outstanding
 Capital in Excess of Par Value                 11,666,207      9,404,266
 Retained Earnings (Accumulated Deficit)      ( 11,723,553)  (  9,791,057)
                                              -------------  -------------

        Total Stockholders' Equity            (     43,833)  (    375,894)
                                              -------------  -------------

                                              $  2,751,531   $  2,365,141
                                              =============  =============



The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                   (UNAUDITED)

                                              NINE MONTHS         NINE MONTHS
                                           ENDED OCTOBER 31,   ENDED OCTOBER 31,
                                                  1998                1997
                                                  ----                ----

Gross Revenues                                  $  3,664,150         $ 2,444,223

Cost of Goods Sold - Product                       2,283,095           1,172,928
                   - Software amortization           288,360             289,098
                                             ----------------    ----------------

                                                   2,571,455           1,462,026
                                             ----------------    ----------------


Gross Margin On Sales                              1,092,695             982,197

Selling, General and
  Administrative Expenses                          2,776,347           1,844,720

Research and Development                             252,915             198,513
                                             ----------------    ----------------

                                                   3,029,262           2,043,233
                                             ----------------    ----------------


Operating Income (Loss)                           (1,936,567)         (1,061,036)

OTHER INCOME (EXPENSE)
  Interest Income                                      9,513                  25
  Interest Expense                                 ( 114,356)           (164,404)
                                             ----------------    ----------------

                                                   ( 104,843)           (164,379)
                                             ----------------    ----------------


Income (Loss)Before Income Taxes                  (2,041,410)         (1,225,415)

Income Taxes                                           1,000               4,000
                                             ----------------    ----------------

Income (Loss) Before Extraordinary Item           (2,042,410)         (1,229,415)

Extraordinary item - net gain on pay off
                     Note payable                    109,914                  --
                                             ----------------    ----------------

Net Income (Loss)                                ($1,932,496)         (1,229,415)
                                             ================    ================

Earnings(Loss)per share:
  Before extraordinary item                           ($0.16)             ($0.11)
  Extraordinary Item                                   $0.01                  --
                                             ----------------    ----------------

 Net Earnings(Loss)                                   ($0.15)             ($0.11)
                                             ----------------    ----------------


Average shares outstanding                        12,775,276          10,888,752
                                             ----------------    ----------------



The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                   (UNAUDITED)

                                                 THREE MONTHS        THREE MONTHS
                                              ENDED OCTOBER 31,   ENDED OCTOBER 31,
                                                     1998                1997
                                                     ----                ----

Gross Revenues                                     $    364,521         $   916,173

Cost of Goods Sold - Product                            216,498             388,019
                   - Software amortization               96,120              96,366
                                                ----------------    ----------------

                                                        312,618             484,385
                                                ----------------    ----------------


Gross Margin On Sales                                    51,903             431,788

Selling, General and
  Administrative Expenses                             1,056,983             557,457

Research and Development                                 87,643              72,846
                                                ----------------    ----------------

                                                      1,144,626             630,303
                                                ----------------    ----------------


Operating Income (Loss)                             ( 1,092,723)           (198,515)

OTHER INCOME (EXPENSE)
  Interest Income                                         2,988                  --
  Interest Expense                                  (    29,008)           ( 59,581)
                                                ----------------    ----------------

                                                    (    26,020)           ( 59,581)
                                                ----------------    ----------------


Income(Loss) Before Income Taxes                    ( 1,118,743)           (258,096)

Income Taxes                                                 --               4,000
                                                ----------------    ----------------

Net Income (Loss)                                   ($1,118,743)         ($ 262,096)
                                                ================    ================

Earnings(Loss)per share:
 Net Earnings(Loss)                                      ($0.09)             ($0.02)
                                                ----------------    ----------------

Average shares outstanding                           12,775,276          10,888,752
                                                ----------------    ----------------


The accompanying notes to consolidated financial statements are an integral part of this report.

                       LINKON CORPORATION AND SUBSIDIARY
                       ---------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                        NINE MONTHS ENDED OCTOBER 31,
                                                            1998             1997
                                                       ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------

  Net Income (Loss)- Before Extraordinary Item            $(2,042,410)    $(1,229,415)

  Add: Adjustments to Reconcile Net Loss to
       Net Cash Used in Operating Activities:
  Depreciation & Amortization                                 483,899         453,736
  Warrants issued for services                                 12,500              --
  Loss from induced conversion of convertible debt             83,000

     Changes in Assets and Liabilities:

  (Increase) Decrease in Accounts Receivable               (  380,772)     (   74,987)
  (Increase) Decrease in Other Receivables                 (    3,028)          3,359
  (Increase) Decrease in Inventory                         (  336,675)        180,830
  (Increase) Decrease in Prepaid Expenses                  (   16,519)         15,584
  (Increase) Decrease in Software                          (  245,229)     (  261,770)
  (Increase) Decrease in Prepaid Financing Cost                 7,843           7,842
  (Increase) Decrease in Security Deposits                 (    6,093)             --
  Increase (Decrease) in Accounts Payable                     678,214          57,225
  Increase (Decrease) in Accrued Expenses                  (  125,302)        166,888
  Increase (Decrease) in Interest Payable                  (  206,371)        122,502
  Increase (Decrease) in Customer Deposits                 (   87,479)             --
  Increase (Decrease) in Taxes Payable                     (      377)     (    4,207)
                                                          -----------     -----------

Net Cash Used in Operating Activities                      (2,184,800)     (  562,413)
                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Cash Paid to Purchase Equipment                            (  187,797)     (   47,490)
Investment in Non-Marketable Securities                    (   25,000)             --
                                                          -----------     -----------

Net Cash Provided by (Used in) Investing Activities        (  212,797)     (   47,490)
                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Proceeds from Sale of Common Stock                        2,032,076          45,000
  Proceeds from issuance of Note Payable                    1,100,000              --
  Principal payments on Notes Payable                      (1,100,000)             --
                                                          -----------     -----------

Net Cash Provided by (Used in) Financing Activities         2,032,076          45,000
                                                          -----------     -----------

Net Increase (Decrease) in Cash                            (  365,521)     (  564,903)

Cash and Cash Equivalents at Beginning of Period              511,961         630,726
                                                          -----------     -----------

Cash and Cash Equivalents at End of Period                $   146,440     $    65,823
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

                                LINKON CORPORATION
                                ------------------

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------

                                 OCTOBER 31, 1998
                                 ----------------


1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments(consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1998, and January 31, 1998, and the Company's results of operations for the nine and three month periods ended October 31, 1998 and 1997 and cash flows for the nine month periods ended October 31, 1998 and 1997.

    The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements in the Linkon Corporation Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998.

2)  ANALYSIS  OF STOCKHOLDERS' EQUITY:
    ---------------------------------

                                                        Capital
                                Outstanding            in Excess     Accumulated
                                  Shares     Amount   of Par Value     Deficit
                                -----------  -------  ------------  -------------

Balance January 31, 1998         10,896,252  $10,897   $ 9,404,266  $ (9,791,057)

Issuance of                       2,616,096  $ 2,616   $ 2,029,460            --
Common Stock, Net of
Expenses

Value assigned to warrants               --       --       149,481            --
Loss from induced conversion
of convertible debt                                         83,000
Loss for Nine Months
  Ended October 31, 1998                 --       --            --    (1,932,496)
                                 ----------  -------   -----------  ------------

Balance  October 31,             13,512,348  $13,513   $11,666,207  $(11,723,553)
                                 ==========  =======   ===========  ============

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

                                     ITEM 2
                                     ------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

RESULTS OF OPERATIONS- NINE MONTHS ENDED OCTOBER 31, 1998

NET INCOME (LOSS)
-----------------

        The Company reported a net loss of $1,932,496 for the nine months ended October 31, 1998 as compared to a net loss of $1,229,415 for the same period during the prior year. This increase of $703,081 in the net loss reported by the Company was due to the following factors:

        Gross Revenues increased by $1,219,927 for the nine months ended
October 31, 1998 as compared to the nine months ended October 31, 1997.
However, Cost of Goods Sold, as a percentage of revenues, increased from aproximately 60% for the nine months ended October 31, 1997 to approximately 70% for the nine months ended October 31, 1998. As a result of this increase in Cost of Goods Sold, the net increase in Gross Margin realized on the $1,219,927 increase in revenues was only $110,498.

        At the same time, SG&A and R&D expenses increased by $986,029 for the nine months ended October 31, 1998 as compared to the nine months ended October 31, 1997. In addition, the Company had a net gain of $109,914 realized on the payoff of notes payable. Each of these factors is discussed in detail below.

REVENUES
--------

        For the nine months ended October 31, 1998 revenues increased by $1,219,927 as compared to the nine month period ended October 31, 1997, an increase of 50%. This increase was due mainly to increased shipments to AT&T, the Company's largest customer, and to Sequel Communications. The Company's total order backlog as of October 31, 1998 was approximately $425,000 and as of December 4, 1998 was approximately $319,000. Substantially the entire backlog is for products scheduled to be shipped during the fourth quarter of fiscal 1999.

        During the nine months ended October 31, 1998, the Company deployed its first major installation of LinkNetTM , its new Internet Telephony (Voice and Fax over the Internet) product with SS7 signalling, to Sequel Communication. The Company has shipped aproximately $515,000 of LinkNet Gateway product to Sequel Communications to date.

        The Company continues to concentrate on developing and expanding its customer base and is currently working on several new projects for other major customers which it anticipates will diversify its customer base and increase revenues in both the near and long-term. While the certainty of these new projects becoming future revenues for the Company cannot be measured at this point in time, and the Company has not yet realized the anticipated product sales, the management of the Company continues to be encouraged by the inquiries it is receiving concerning its products.

COST OF GOODS SOLD
------------------

        Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization, were $2,571,455 and $1,462,026, or 70% and 60% of revenues, for the nine months ended October 31, 1998 and 1997, respectively. Excluding software amortization, cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $2,283,095 and $1,172,928, or 63% and 48% of revenues, for the nine months ended October 31, 1998 and 1997, respectively.

        Management attributes the increase in cost of goods sold to a) sale of certain presumably non- recurring third party development services to AT&T at a 35% margin and b) highly competitive pricing associated with initial shipments of its LinkNet/TM/ product to Sequel Communications and other customers. The cost of goods sold varies with each product line, with software having little or no material cost (approximately 5-10%). The primary costs incurred by the Company are for materials and equipment relating to its hardware products, which also carry lower profit margins than the Company's software products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management.

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

        Software amortization costs for the nine months ending October 31, 1998 and 1997, were $288,360 and $289,098 respectively. These amounts were 8% and 12% of revenues for the nine months ending October 31, 1998 and 1997, and are included in the Cost of Goods Sold total percentage of 70% and 60% for the above periods being presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

        Selling, General and Administrative(SG&A) expenses for the nine months ended October 31, 1998 and 1997 were $2,776,347 and $1,844,720, respectively. This constituted approximately 76% and 75% of revenues for the nine months ended October 31, 1998 and 1997, respectively. This increase of approximately $932,000, or approximately 51%, was due primarily to increases in staffing in Sales, Marketing and Customer Support, travel to trade shows and customer sites, expenditures for Marketing and Advertising programs for the LinkNet TM and EscapeTM products. The Company also incurred an expense as a result of the conversion of $100,000 in convertible subordinated notes at below the $2.00 conversion price provided for in the notes.

        While the Company expects SG&A expenses to continue to increase as the Company's products gain acceptance in the marketplace, the Company also believes that SG&A expenses as a percentage of revenues will begin to decrease.

RESEARCH, DEVELOPMENT AND SOFTWARE
----------------------------------

        The Company incurred total research, development and software costs of approximately $471,615 and $417,213 for the nine months ended October 31, 1998 and 1997, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product. For the nine month periods ending October 31, 1998 and 1997 the amounts capitalized were $218,700 for both periods. The increase in research and development costs was primarily due to increases in staffing to support the continued development efforts on the LinkNetTM product line. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. The Company expects research, development and software costs to increase over the next several quarters, as finances permit.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company's primary capital requirements to date have been to fund losses from operations. In addition, from time to time the Company has required capital to fund increases in inventory of certain products necessary for the Company to sell such products. The Company has funded its capital requirements through the receipt of proceeds from private placements of convertible debt and equity, the exercise of warrants, interest earned from the investment of such proceeds in interest earning assets, factoring facilities and revenues from operations. During the nine months ended October 31, 1998 the net cash deficit from operating activities was $2,184,800, net cash provided by financing activities was $2,032,076, and net cash used for investment activities was $212,797. This resulted in a net decrease in cash during the nine months ended October 31, 1998 of $365,521, decreasing the Company's cash and cash equivalents from $511,961 as of January 31, 1998 to approximately $146,440 as of October 31, 1998. As of October 31, 1998, the Company's working capital position was negative by approximately $452,453 as compared to January 31, 1998 when it was negative by $815,241. The Company's working capital deficit as of October 31, 1998, when combined with the rate at which the Company lost money and consumed cash during the first nine months of fiscal 1999 means that the Company will be dependent upon future equity investments and/or increased revenues from product sales in order to be able to continue its business operations over succeeding months. The Company believes that its approximately $319,000 of backlog as of December 4, 1998, when combined with a $300,000 bridge loan closed on December 9, 1998, will allow it to continue operations through the remainder of the current fiscal year. However, in order to continue operations through the Company's fiscal year ending January 31, 2000, as well as the period thereafter( including fiscal 2001, during which time the $1.1 million promissory note due to the RG Fund described below becomes due), a significant equity capital transaction and/or a significantly increased level of product sales that will enable the Company to produce capital from operations will be necessary. There can be no assurances that either of such events will occur.

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


2) During the third quarter of fiscal 1999, two of the holders of convertible subordinated notes issued by the Company in the principal amounts of $50,000 and $100,000, respectively, elected, as provided for in the provisions of such notes, to convert such notes into Common Stock at a rate of $2.00 per share. Accordingly, the Company issued 25,000 and 50,000 shares of Common Stock, respectively, to such holders upon such conversions and cancelled each of such notes. In addition, two of the holders of similar convertible subordinated notes issued by the Company in the principal amounts of $50,000 each agreed after negotiations with the Company to convert such notes into Common Stock at a rate of $0.75 per share instead of the $2.00 per share provided for in such notes. Accordingly, the Company issued 66,667 shares of Common Stock to each holder upon such conversions and cancelled each of such notes.

  ISSUANCE OF NOTES PAYABLE / GAIN ON PAYOFF OF NOTE PAYABLE
  ----------------------------------------------------------

        The debt portion of the RG Financing (see Sale of Common Stock #1, above) consists of a loan to the Company by the RG Fund in the principal amount of $1,100,000. The loan is evidenced by a promissory note issued by the Company to the RG Fund in like principal amount bearing interest at an annual rate of 8%(the "RG Note"). The RG Note is unsecured and is payable in full in one lump sum payment on April 6, 2000. As long as the RG Note remains unpaid, the Company is prohibited, unless it obtains the prior written consent of the RG Fund, from, among other things, (i) issuing securities in reliance on Regulation S of the Securities Act, (ii) issuing securities at a price that is less than 75% of the public trading price of the Company's Common Stock, (iii) incurring indebtedness for borrowed money other than in connection with factoring agreements, financed purchases or leases of equipment (not to exceed $500,000) or existing indebtedness of the Company, (iv) guarantying obligations of its affiliates, (v) declaring dividends or redeeming capital stock, or (vi) selling assets outside of the ordinary course of business. The proceeds of the loan were used by the Company to pay off all amounts owed by the Company to IBJS Capital Corporation ("IBJS") pursuant to the Company's $1,000,000 Secured Convertible Debenture (the "IBJS Debenture") and to retire all warrants held by IBJS, for a cash payment of $1,092,833 (which was approximately $150,000 less than the amount then due on the IBJS Debenture).

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

The Company believes, after investigation, that all software and hardware products that it is currently in the process of manufacturing(directly or through vendors) are Year 2000 compliant. However, the Company usually sells such products "bundled" with hardware and software components obtained from third party vendors. The Company has commenced an investigation and is making written inquiry of its suppliers as to whether all of these bundled components are Year 2000 compliant, and expects to receive confirmation that all such components are Year 2000 compliant, or will after modification be compliant, during the first half of fiscal 2000. Specifically, the Company is aware that the Escape platform sold to its largest customer, AT&T, which combines products manufactured by the Company with components purchased from outside suppliers, is not Year 2000 compliant. The Company has begun taking steps to remedy such non-compliance by porting the product to the Sun Solaris operating system. The Company expects this project to be completed during the first quarter of fiscal 2000. The Company believes, after investigation, that its own software operating systems are Year 2000 compliant. Funds for such costs have not been reserved for, and therefore as expended, will have a direct negative impact on the Company's future income.

If, however, the Company, its suppliers and other third parties with whom the Company maintains business relations are unable to resolve any arising Year 2000 problems in a timely manner, risk to the Company's financial condition could result. In addition, in the event that the economy as a whole is materially and adversely effected by widespread interruptions, or by failures of of key infrastructure providers (such as banks and utilities), or in the event that the computer and software industry are disrupted generally by Year 2000 glitches, it is likely that the Company's financial condition and results of operations would be materially adversely effected.

Based upon preliminary data currently in its possession, the Company does not expect the costs of Year 2000 compliance to have a material adverse effect on the Company or its results of operation, financial condition or future cash flows. Nonetheless, employee hours that could otherwise be utilized for other purposes will have to be spent resolving Year 2000 issues and making bundled products, such as the Escape platform, Year 2000 compliant.

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

                                   EXHIBIT I

                               LINKON CORPORATION
                               ------------------

                        CALCULATION OF EARNINGS PER SHARE
                        ---------------------------------
                                  (UNAUDITED)



                                        NINE MONTHS        NINE MONTHS
                                           ENDED              ENDED
                                      OCTOBER 31, 1998   OCTOBER 31, 1997
                                      ----------------   ----------------


Loss for the Period                   $     (1,932,496)  $     (1,229,415)
                                      ================   ================


Weighted Number of Shares Outstanding       12,775,276         10,888,752
                                      ================   ================


Loss Per Share:                       $           (.15)  $           (.11)
                                      ================   ================

                                LINKON CORPORATION
                                ------------------

                           PART II.  OTHER INFORMATION
                           ---------------------------

Item 2. Changes in Securities and Use of Proceeds

      The disclosure appearing in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  --------------------------------------------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Sales of Common Stock of Part
------------------------------------------------------------------------
1 of this report regarding the issuance of shares of common stock upon the conversion of certain convertible subbordinated notes by the Company is incorporated into this Item 2 Of Part II by reference. Such shares were issued pursuant to the exemptions from registration afforded by SectionS 3(a)(9) and 4(2) of the Securities Act.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


          a. Exhibits

          Exhibit
             No.    Description of Document
          -------   -----------------------

              27    Financial Data Schedule for the period ended October 31,1998




           b.  Reports on Form 8-K

There were no reports on Form 8-K filed for the nine months ended October 31, 1998.

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



                                               LINKON CORPORATION
                                               ------------------
                                               Registrant


DATED:    December 14, 1998                        /s/ Lee W. Hill
                                                   ----------------
                                               BY:  LEE W. HILL
                                               PRESIDENT AND
                                               CHIEF EXECUTIVE OFFICER


DATED:    December 14, 1998                         /s/  Thomas V. Cerabona
                                                    -----------------------
                                               BY:   THOMAS V. CERABONA
                                               SENIOR VICE PRESIDENT
                                               PRINCIPAL ACCOUNTING OFFICER

                                 EXHIBIT INDEX



Exhibit
               No.   Description of Document
            -----    -----------------------
               27    Financial Data Schedule for the period ended
                     October 31, 1998(1)


____________


(1) Submitted separately, electronically.