Form 10KSB
period 1999-01-31
LINKON CORP
filed 1999-05-17
CIK 833203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE TRANSITION PERIOD FROM ................TO.............

COMMISSION FILE NUMBER 0-19705

                               LINKON CORPORATION
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

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

                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

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

         State issuer's revenues for its most recent fiscal year. $4,243,996

         As of May 6, 1999 the aggregate market value of the voting stock held by non-affiliates was $6,368,365

         Number of shares outstanding of the issuer's common stock, as of May 6, 1999 was 13,659,478

                       DOCUMENTS INCORPORATED BY REFERENCE

         The issuer's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 1999 is incorporated by reference into Part III of this Form 10-KSB.

           Transitional Small Business Disclosure Format (check one):
                           Yes       No  X

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL BUSINESS

         On May 10, 1999, Linkon Corporation (hereinafter referred to as "Linkon" or the "Company") laid off all but one employee due to the fact that the Company has basically run out of cash. While the Company still hopes to attract equity capital, rehire employees and continue its business plan, and while the Company's officers are actively endeavoring to raise equity capital, there can be no assurances that it will be able to do so. The remainder of this
Item 1 describes the Company's business on the assumption that the Company will be able to continue its operations. Linkon Corporation, a Nevada corporation, is a technology supplier to the telecommunications, Internet, cable and data networking industries. The Company's software and hardware products feature a "Universal Port" architecture that provides for efficient, multimedia communications in large networked environments. Solutions incorporating Linkon products have been created for applications such as interactive voice response
(IVR), voice activated dialing, call center automation and Internet telephony. Linkon sells to original equipment manufacturers ("OEMs"), system integrators, value added resellers ("VARs") and distributors.

         Linkon Software includes the Link O/S(TM) Operating System, which manages digital signal processing resources, memory, and software objects for telephony, fax, modem, speech compression, recognition, verification and synthesis. Linkon also offers a Direct Driver Interface for board-level programming, a signaling server engine for connecting Linkon-based systems to a variety of communications networks, as well as high-level application development tools such as Teravox(R). Software applications include the LinkNet(TM) IP (internet protocol) Telephony Software Suite and LinkNet(TM) Gatekeeper Module.

         Linkon Hardware includes the Maestro(TM) System, a modular and scaleable Digital Signal Processing ("DSP")-based platform for processing voice, fax, voice compression, modem, speech recognition and synthesis. The Maestro(TM) System also provides public switched telephone network connectivity, echo cancellation for IP Telephony applications, and computer bus and computer telephony bus connectivity.

         Linkon technology-based systems include the LinkNet(TM) IP Telephony Gateway - a new offering for the rapidly growing Internet telephone market - and the ESCAPE(TM) Enhanced Services Platform for the dynamic call center automation market. Both products leverage Linkon's award-winning Maestro(TM) System technology.

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

         LinkNetwork Corporation is a wholly owned subsidiary of Linkon Corporation. The Company's goal is to establish a global Internet Protocol (IP) based voice and data network to deliver advanced IP telephony services through a group of international partners ("LinkNetwork Partners"). LinkNetwork will establish and operate several network nodes around the globe interconnected by an IP network backbone. LinkNetwork Partners will purchase hardware and software that enables them to connect to the LinkNetwork backbone. Once connected, the Partners will be able to offer callers in their home countries calling rates based on significantly lower cost structures of fully-deregulated markets -- like the US and the UK -- while leveraging the benefits of IP calling.

         While Linkon has begun implementing LinkNetwork, and several nodes are installed or under construction, the full implementation of the LinkNetwork business plan will require capital funding beyond Linkon's current resources.

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

TECHNOLOGY OVERVIEW

         Linkon Hardware includes the Maestro(TM) System, a modular and scaleable DSP-based platform for processing voice, fax, voice compression, modem, speech recognition and synthesis. The Maestro(TM) System also provides public switched telephone network connectivity, echo cancellation for IP Telephony applications, and computer bus and computer telephony bus connectivity.

Hardware-independent Architecture

         A unique feature of the Maestro(TM) system is its bus-independent design, which permits hardware flexibility on the part of system developers. Linkon produces a variety of feature modules (similar in concept to PC-based "daughter cards") about one fourth the size of a full-size PC board. The DSP module contains the DSP and RAM resources required to perform the various voice, speech and call processing applications. Other modules support analog signaling, digital communications, and echo-cancellation. These modules are "plugged" into a foundation card (similar in concept to a PC-based "motherboard") which is computer bus specific.

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

DSP-based Software Algorithms

         Computer telephony functions are shipped on CDs with the Maestro(TM) System boards. Customers only pay for those algorithms (voice, for example) which are required for their current system application. These algorithms are loaded onto the system hard drive and downloaded to the board's RAM on power up. Later, if the application developer needs additional capabilities, the developer can pay an incremental licensing fee and the additional algorithms can be delivered on an additional diskette or downloaded via modem connection. No system hardware changes are required. Linkon encourages third-party developers to develop additional algorithms for its platform. The Maestro(TM) System also allows sales of high-margin software algorithms separately from hardware and provides the potential for increasing margins if the Company can gain a sufficient installed base of its equipment.

Application Development Software

         For high-level application development, Linkon provides TeraVox(R), which is a set of UNIX extensions written in the "C" programming language. TeraVox(R) provides system developers with the tools to rapidly create any call processing application. TeraVox(R) is available and is supported under a number of operating systems, including various versions of UNIX, such as Solaris from Sun Microsystems.

Board-level Software

         Link O/S(TM) is a board-level operating system that, when combined with TeraVox(R), manages board and system-level resource allocation. Link O/S(TM) supports dynamic allocation of application software functions to any port or channel. Each channel can support any technology feature present in a given system, providing a "universal port" for every call session. Because system developers do not have to write low level drivers and code, development time for implementing new features is significantly reduced. Also, Link O/S(TM) insulates developers from the specifics of different algorithms within each algorithm class.

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

LINKON TECHNOLOGY-BASED PRODUCTS

         Linkon currently has the following distinct product lines: The LinkNet(TM) Gateway System; The Escape(TM) System; the fourth-generation Maestro(TM) System (discussed above); and LinkNet(TM) SS7 Server.

THE LINKNET GATEWAY SYSTEM

The LinkNet Gateway System is based on Linkon's technical expertise, knowledge and experience of implementing voice communication switching systems, network signaling protocols and real-time communication requirements demanded by telecom networks. The rapid development of the internet has introduced a new dynamic market of Internet based voice and fax communications which requires the creation of a new communication paradigm based in TCIP/IP communications and IP switching. As the new paradigm progresses the convergence of traditional telecommunication networks with the internet will be required.
This creates a requirement for a new class of communication and signaling server hardware and software applications to make the two disparate networks work in a homogeneous fashion. To accomplish this task a sophisticated level of "Carrier Grade TCP/IP Computer Telephony" integration and the duplication of Class 4 and 5 level switch features on the platform is required.

Linkon's approach to achieve this goal is to use best of breed system components, specialized systems integration services, and high powered UNIX based server platforms. Linkon's engineering team architects the systems and applies a real-time communication model to TCP/IP networking to approximate the PSTN telecommunication network supporting voice and fax communications. Linkon will test and evaluate all aspects of the project and work as part of a team to implement and custom design a system which will meet your specifications.

The best of breed components include Linkon's Voice and Fax Internet telecom software, Sun Microsystems servers incorporating digital signal processors (Lucent's DSPs) with multiple industry standard real-time voice codec transcoding for seamless PSTN to IP network communication. Linkon's signaling server API which allows control of the telecom server via specialized network control software including vendor supplied H323 and SS7. LinkNet internet driver control is optimized for real-time data transfer from computer network interfaces, and LinkVox suite of "C" APIs enabling full control of all functions of the communication server and creation of enhanced service modules required for messaging, network billing, call progress monitoring and detailed session logging.

LinkNet utilizes Sun Microsystems imbedded Sparc processors and Solaris operating system in custom server configurations to manage all aspects of the communications servers, data base registration and network control via signaling interfaces. Software systems are provided by third party integrators selected and approved to be used with LinkNet's system architecture.
Desktop Web Phones and other multimedia telecommunication devices as well as Java applications are integrated into the system architecture delivering full telecommunication soft phone features. It is important to note that there are many different "Web SoftPhones" on the market. The server can utilize different software packages supporting different voice compression types as long as the compression and signaling types are supported on the Linkon telecom server.

ARCHITECTURE

The LinkNet product is designed as an open system platform with a full set of enabling technologies and API tool set supporting IP to PSTN communication applications. LinkNet's Gateway product goal is to supply to OEMs, Telcos, ISPs, CTI System Integrators and communication service providers with System Development, Integration, and Engineering capabilities of a solid foundation to build IP telephony communication products/application solutions. As the IP telephony market rapidly moves from the early adopter stage of an emerging market the requirements for large scale reliable system platforms will become an absolute necessity as new IP service revenues become mission critical to major service providers. LinkNet's architecture is focused on the mission critical applications with the same reliability of communication services that the public switched networks offer today. To achieve this reliability LinkNet is based on telco and ISP service provider proven system platforms, signaling and operating systems. These platforms include UNIX (Solaris) operating systems, Sun Microsystems Servers, Lucent DSPs, and SS7 signaling control. All of these system components are found in service providers' networks and have proven their performance with a high level of reliability. In addition to solid hardware there is an abundance of standard network management software packages and standards based interfaces to other operation and maintenance systems. It is Linkon's objective position that if a new class of service provider is to generate new revenue streams by entering the growing competitive market of telecommunication services the network infrastructure has to be equivalent or better than existing networks. LinkNet is positioned to take advantage of the best of the existing networks, price advantage of open systems, and leveraging new communication software applications. To fully understand the advantages of LinkNet's Gateway Architecture you have to review the design criteria: 1) object oriented software design with messaging interfaces, 2) hardware modularity, and 3) application portability. To explain this architecture a discussion and description of the gateway from the component level starting with the telecom interfaces, moving through the DSP communication levels, to the highest application layer is required. The following is a brief overview description of each of the Gateway's component layers:

LINKNET SUN MICROSYSTEMS SPARC ADVANTAGE

SUN MICROSYSTEMS. Sun Microsystems architecture delivers a robust industry standard data communication bus ideal for internet communications. SUN has the experience and the installed based for internet gateways and a suite of powerful RISC CPUs to support the demands of internet applications.
SUN MICROSYSTEMS TCP/IP NETWORK INTERFACES. Sun Microsystems is one of the leading web and internet gateway servers on the market and one of the reasons is the support of a number of different vendors providing networking interface cards. These cards are proven performers in the data communication field and support very high demand communication applications such as real time video. Voice communication and the bandwidth required approximates the demands of video and audio and the network communication equipment is there with a solid reputation for 24x7 operation.
UNIX SOLARIS. Telecommunications infrastructure is based on Unix and Solaris is an excellent operating system with a real-time kernel perfectly suited for internet telephony.
REAL UNIX SERVERS. Sun Microsystems is a leader in Unix servers. Unlike other computing platforms Unix and Sun are designed to work together. This eliminated time consuming configuration and incompatible components. Real Unix servers scale well and offer a variety of system sizes to meet all communication requirements.

THE ESCAPE(TM) PLATFORM

         The Linkon ESCAPE(TM) Voice Response Unit (IVR System) also utilizes the Maestro(TM) System universal-port, DSP-based CTI boards and application generation software. This hardware/software combination, built upon a fully open-architected, telco-grade computer platform, provides great flexibility in integrating previously disparate systems and emerging technologies.

         With ESCAPE(TM), customers acquire a middleware system that applies not just to current technologies, but also to emerging ones. ESCAPE(TM) enables the exchange of information with other systems, regardless of whether they are old, new, in-house, or third party. This allows a business to protect its existing investments while reducing the costs associated with expanding services.

ESCAPE(TM) PLATFORM DESCRIPTION

         The ESCAPE(TM) Platform utilizes its Maestro(TM) CTI architecture, which enables the system to support either multiple channels of DTMF per DSP, or "Universal Port" functionality supporting DTMF, Fax, Speech Recognition, multiple voice compressions, modem, and Text-To-Speech.

         Use of the Maestro(TM) boards in these VRU's offers significant advantages over competitive products. According to Computer Telephony Magazine, "Maestro(TM) delivers the best price performance while maintaining the Company's reputation of producing the telecom market's "most powerful" board.

         In addition to the Maestro(TM) Boards and application generator software, each ESCAPE(TM) System is built upon a Pentium based Industrial Rack Mounted Computer. This computer provides redundant power supplies, remote monitoring and optional RAID disk storage capability.

LINKNETWORK

LinkNetwork Corporation is a wholly owned subsidiary of Linkon Corporation. The Company's goal is to establish a global Internet Protocol (IP) based voice and data network to deliver advanced IP telephony services through a group of international partners ("LinkNetwork Partners"). LinkNetwork will establish and operate several network nodes around the globe interconnected by an IP network backbone. LinkNetwork Partners will purchase hardware and software that enables them to connect to the LinkNetwork backbone. Once connected, the Partners will be able to offer callers in their home countries calling rates based on significantly lower cost structures of fully-deregulated markets -- like the US and the UK -- while leveraging the benefits of IP calling. Additionally, LinkNetwork Partners that are able to terminate voice traffic in their home markets will be able to generate income by providing this service to other LinkNetwork Partners and third-party carriers. LinkNetwork will offer gateway services to partners on a non-discriminatory basis and will charge a flat transaction rate for these gateway services. In return for the transaction fee, LinkNetwork partners will gain access to the lowest cost termination rates available. The impetus to form LinkNetwork is a result of negotiation with potential customers planning to deploy VoIP gateways in foreign countries. LinkNetwork is currently working with its first Partner located in the Philippines. The Company has executed letters of intent with additional Partners in Greece, Bulgaria, Mexico and Peru. The LinkNet is offered in a variety of configurations ranging in size from four to thousands of ports. The gateways are modular and scaleable due to their open architecture and use of UNIX as an operating system. Linkon is the leading maker of open, universal-port digital signal processing (DSP) based communications boards for Sun Microsystems computer platforms. Gateways turn circuit-switched voice transmissions into "packetized" data transmissions. In order for a phone call to be completed, a gateway is required on either side of the connection. In the infancy of Internet Protocol (IP) telephony, two computers would connect over the Internet and then converse. Because this required multimedia computers, specialized software and technical expertise, the activity was limited to a few hobbyists. Technological advances in VoIP hardware and software now enable individuals to utilize the Internet for voice transmission using nothing more then a telephone. Using VoIP to make phone calls has two distinct advantages. Phone calls placed over the Internet do not incur the tariffs that a circuit switched phone call would incur. In addition, digitizing voice transmissions allows users to add enhanced services not possible with circuit-switched voice communications.

The Network

The network configuration of LinkNetwork will consist of four switching nodes ("LinkNetwork Nodes") strategically co-located in carrier hotels throughout the world. The Company has initially targeted New York, London, Los Angeles and Hong Kong as LinkNetwork Node sites. The first two co-location sites are now being constructed in New York and London. The Company anticipates adding Hong Kong and Los Angeles by the middle of 1999. The Company will be responsible for establishing and maintaining links to the public switched telephone networks in these markets. The Company is also establishing a Network Operations Control
(NOC) facility and software applications development center in Manila. Partners will purchase equipment, the LinkNet Gateway Switch, from the Company and secure a data connection to the nearest LinkNetwork Node. Once established, a partner will market its phone services to its own customer base. A typical Partner client will access the service through the local Phone Company. Once the call is received by the Partner's equipment, the call will be packetized and delivered to the nearest LinkNetwork Node. That Node will be responsible for determining the least cost routing schedule to terminate the call. By way of example, if an individual in Europe who is a client of a LinkNetwork Partner wishes to make a call to Chicago, he would access the LinkNetwork Partner's gateway, enter an access number, and dial the number of the international destination. The call would be received by the LinkNetwork Partner's gateway, which would packetize the call and send it to the nearest LinkNetwork Node, in this case the UK. The UK node would determine the least cost route to complete the call and terminate it in Chicago. LinkNetwork would charge the Partner a flat fee for routing the call along with the actual transmission cost; the LinkNetwork Partner would then charge its client a fee for making the call.

The Market

The global market for international long distance calling is forecasted to be in excess of $150 Billion in 1999. The market for LinkNetwork consists of entrepreneurial foreign companies that wish to capture a portion of that market by providing international telephone service that combines the significantly lower cost structure of deregulated markets such as the United States and the United Kingdom with the greater flexibility of the Internet Protocol. The initial economic engine for LinkNetwork and its Partners will be toll-avoidance and long-distance rate arbitrage. Given the enormous size of the market, and remarkable changes generated by telecom deregulation, it is envisioned that furnishing Partners the means to provide simple long distance telephone calling functionality can generate significant revenue. If and when the arbitrage opportunity ends, these Partners will be well positioned to benefit from the next generation of IP-based enhanced services.

Ideal LinkNetwork Partners are foreign Internet Service Providers (ISPs), calling card and callback marketing companies, cable television companies and multi-national corporations with existing data networks.

Products and Services

LinkNetwork's primary source of revenue will be derived from providing backbone network, switching and other services (collectively referred to as "Service") to Partners. Service revenue will be generated by transaction fees charged on a "minute of use" basis (MOU). There are several types of service that will generate transaction fees. At the most basic level, every Partner that interconnects to a LinkNetwork Node will either send or receive calls through that node. These calls will, in all cases, require the use of a matching LinkNet Gateway Switch ("switching") and varying amounts of network backbone ("network"). LinkNetwork will charge a transaction fee for each MOU for these components. Additionally, Partners will be able to offer their customers certain enhanced services such as debit calling cards, travel cards, voice mail and unified messaging. In some cases, these services will be performed on the Partner's equipment. In other cases, these services will be performed on the Company's equipment and the Company will charge additional transaction fees accordingly. Other services include technical support for the gateway equipment and the consulting and integration associated with installation, billing, customer care and OAM&P (Operation, Administration, Maintenance and Provisioning) that will be required by Partners. The company will also provide the Hardware and Software needed by Partners. Hardware includes LinkNet Gateway Switches and miscellaneous networking equipment. Software includes calling card and other enhanced services software modules. Typical enhanced services could be interactive voice response units, voice mail, fax mailbox, or unified messaging.

Differentiators

The Company views the following items as key success factors. These matters reflect the Company's unique approach that affords it a greater likelihood of success.

Flexibility

Unlike other "partner" programs, LinkNetwork will afford its Partners significant flexibility to make independent business decisions. LinkNetwork views itself only as a facilitator. LinkNetwork does not compete with its Partners by selling and/or reselling their services. This is a major point of differentiation between LinkNetwork and all of the other companies engaged in the VoIP network business. Among other things, LinkNetwork gives Partners complete control of the prices that are charged for their services. Partners can make deals with their own customers such that the commercial arrangement will be exclusively between them. Moreover, Partners are not required to use LinkNetwork's international termination services, and are free to make deals with any carrier they wish. In practice, the Company expects that most Partners will want LinkNetwork to assist in procuring inbound termination customers and/ or to act as a collection/settlement agent on their behalf - at least during the start-up phase of the business. The Company believes that simple economics will cause Partners to use its termination services as the Company intends to pass its direct costs for these services to its Partners. The Company will benefit from substantial volume discounts resulting from the aggregation of traffic generated by multiple Partners.

SS7/C7 Signaling

Telephone company central offices use a signaling technology standard set by the ITU. Termed SS7 in the US and C7 internationally, this standard provides call control, routing and billing in large systems. The LinkNet gateway is fully able to interoperate using this technology. To its knowledge, Linkon is the only provider of VoIP equipment that has ISUP and TCAP gateways in commercial deployment.

RESEARCH AND DEVELOPMENT

         The nature of the computer hardware and software industries is such that research and development is deemed mandatory by management in order to ensure competitiveness. The Company incurred research, development and software costs of approximately $692,573 and $608,874 for the fiscal years ended January 31, 1999 and 1998 respectively. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced hardware products (communications boards) and more efficient software products to operate them.

         Linkon product strategy calls for products with an "OPEN" architecture design. This permits them to interface with all existing competitive hardware and software and permits Linkon to market software replacement and upgrades as new products are developed.

         The Company's R&D strategy is to have strong in-house design and engineering capability, but also to utilize state-of-the-art technology houses to develop long lead-time leading edge technology. Some examples are arrangements with Designer Labs for SS7 signalling solutions, Aumtech for application generator software and Lernout & Hauspie, for Speech Recognition and Text to Speech.

TECHNOLOGY RELATIONSHIPS

         The Company's strong technology and quality product design have led to several technology relationships over the last few years. The more significant relationships are outlined below. Given its limited size and resources, Linkon has relied upon these and other third parties to develop technology necessary for the Company's products.

Aumtech

         AumTech is a provider of application generation software for the ESCAPE Platform, having ported its software product to the Maestro System's boards. The Aumtech software is used by Linkon's customers to develop interactive voice response applications for call center environments.

IBM

         Linkon supports IBM's AIX operating system, allowing the Maestro System's boards to functionally operate in IBM's flagship RS/6000 Telecom Server product. The marriage of the Maestro System's Boards and the RS/6000 Telecom Server from IBM creates a powerful and highly scaleable platform for creating computer telephony enhanced services, such as fax-on-demand and other leading voice and fax processing applications, including voice dialing, unified messaging, speech controlled interactive voice response, email reading, and Internet Telephony/Fax Gateways. The IBM RS/6000 is one of the world's leading servers with an installed base of over 500,000 units worldwide.

Designer Labs

         Designer Labs is a telecommunications software company based in New Hampshire that specializes in intelligent network, or Signaling System 7 ("SS7"), solutions for switched circuit and IP-based services. SS7 is essentially a data network that runs parallel to the network of switches that carry voice traffic over the public switched telephony network. The SS7 network provides for a "signaling layer" that carries information about line and phone status conditions (busy, out of service, etc.) between switches in the network thereby helping to make the network more efficient and intelligent. SS7 also uses specialized databases that contain call routing information, making it possible, for example, for a telephone switch to route a call to a secondary phone number if the primary number is unavailable. Designer Labs has partnered with Linkon to develop SS7 signaling services that allow SS7 to be harnessed as a signaling mechanism for the transport of voice over IP networks. This allows Linkon's LinkNet Gateway to offer the same intelligent network services for IP Telephony network applications.

Opus/ Mockingbird

         Linkon and Opus/ Mockingbird Networks signed a joint agreement to merge their technologies and is in development of a next-generation high density hybrid IP/telephony platform technology for the carrier market. The relationship provides for the ability to significantly improve enhanced messaging services and increasing port densities, to expanding system scalability and lowering costs.

Sun Microsystems Computer Company

         Linkon is the only computer telephony board-level company currently shipping a communications board for the Sun S-bus as well as PCI bus architectures, making it compatible with Sun's Ultra SPARC, Netra and FT1800 server systems. As a result, developers of call processing applications for Sun systems can use Linkon products. Sun is making an increased sales effort into the computer telephony and call-processing industry, enlarging this opportunity. In March 1996, Sun introduced a CTI server utilizing Linkon technology. In June of 1997, Linkon introduced the LinkNet System based upon the Sun hardware and software architecture. In January of 1998, Linkon became a Sun Authorized Reseller, which enables Linkon to build and deploy complete systems based upon the Sun platform.

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

         In January 1998 Linkon was approved as an Authorized Sun Microsystems Reseller, allowing the Company to resell Sun Microsystems' entire product line to customers. As a benefit of this relationship, Sun Microsystems provides a number of marketing programs for Linkon to leverage off of. Specific activities include exhibiting in Sun partner pavilions at leading Internet, CTI and telecom trade shows, joint email and fax blasting, direct mail campaigns, sales support, technical support, introductions to other resellers, special events and technology briefings, and public relations support.

Distributors

         The Company is seeking to develop relationships with independent firms to carry the Company's products both domestically and internationally. The Company currently has relationships with distributors in the United States, Korea, Philippines and Spain.

OEM Sales

         The Company seeks to establish agreements with OEM companies with large customer bases which intend to modify the Company's hardware, operating systems and/or utilities for marketing by the OEM under its own name. It is contemplated that these arrangements will usually involve training, volume discounts and minimum purchase commitments. As of the date hereof, the Company sells to several OEMs.

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

KEY CUSTOMERS

         Three of the Company's customers accounted for approximately 77% of revenues for the year ended January 31, 1999. Management believes that future sales will come from:

1. Sales of the LinkNet(TM) IP Telephony Gateway Server to customers such as competitive local exchange carriers, next generation telecom companies and prepaid calling card companies.

2.   Sales of voice and fax transport services through LinkNetwork.

3.   Sales of the ESCAPE(TM) IVR platform into the Call Center environment.

4. VARs, Sis and OEMs who will develop or private label their own platforms using Linkon technology, and in essence, will resell the Company's products to end users.

AT&T

         The Company's largest customer is AT&T. The group within AT&T that utilizes the Company's products provides call center operations to service AT&T's 800 number customers. AT&T's call center application consists of the ESCAPE(TM) Platform supporting over 5000 lines of telephone service. In fiscal 1999, AT&T purchased approximately $2,500,000 of this product from Linkon.

Sequel Communications

         Sequel Communications is a facilities-based telecommunications provider offering a wide range of communications solutions. Established in April, 1994 as a wholly-owned subsidiary of Sequel Concepts, Sequel Communications was created to take advantage of the growing worldwide demand for telecommunications services while leveraging the company's expertise as a systems integrator and vertical software developer and its strong ties with Southeast Asia. As such, it is situated to benefit from the surging demand for telecommunication services presented by countries in this region which will account for more than one half of all telephones put into service worldwide over the coming decade. In fiscal 1999, Sequel Communications purchased and deployed approximately $500,000 of the LinkNet(TM) Gateway product in a network from the U.S. to the Philippines.

Magenta

In fiscal 1999, Magenta purchased and deployed approximately $400,000 of Linkon Maestro products.

TeleTower, Inc.

         In fiscal 1999, TeleTower purchased and deployed approximately $100,000 of LinkNet Gateway products, and has signed a Volume Purchase Agreement for $3M of LinkNet Gateway products over a 15 month period. Created in 1996, Tele Tower is a privately held corporation based in Flushing, NY. Their extensive network includes points of presence in USA, UK, Mexico, South America and Asia. They have strategic alliances with various TIER-I and TIER-II carriers to provide reliable and cost-efficient global telecom coverage. Customers include prepaid and debit card companies, call-back carriers, cellular operators and Internet Service Providers.

BACKLOG

         As of February 1, 1999, Linkon had a backlog of approximately $263,000, all of which was for product to be shipped during the first quarter of fiscal 1999. As of May 6, 1999, the Company had a backlog of approximately $140,000 to be shipped during the first and second quarters of fiscal 1999.

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

COMPETITION

         The Company's markets are extremely competitive. Competitors to the Company's various product lines include:

         For the Maestro(TM) System products, Dialogic Corporation, Rhetorex, a division of the Octel Division of Lucent, Brooktrout Technology, Inc. and Natural Microsystems, Inc., among others, are substantial hardware competitors of the Company.

         For the Escape(TM) Platform products, Conversant, a division of Lucent Technologies, Brite Voice, Intervoice, Periphonics, and Syntellect manufacture IVR systems.

         For the LinkNet System products: Dialogic Corporation, Natural Microsystems, Analogic Corporation and Brooktrout Technology, Inc. have introduced competing IP telephony hardware/software components. For LinkNet Gateway (server) products: Netspeak, Vocaltec, e- Net, Franklin Telecom, Netrix, Nu-Era, Science Dynamics, Inter-Tel, Vienna Systems and other companies as well as several proprietary products companies have built competing IP Telephony gateway products that utilize components from one or more of the companies listed above.

         For LinkNetwork; ITXC, Delta Three, Inter-Tel, IDT, VIP Calling, F-Net and Coyote Networks.

         Management believes that its products possess certain competitive advantages. The Company's products are able to run all functionality on a single board, compared to multiple boards for the Company's competitors. The Company's products can run compression software in conjunction with other modalities. The Company's software is scaleable to a high density. In addition, the Company's LinkNet(TM) product is at present the only Sun Microsystems's SPARC and Solaris-based IP Telephony Gateway on the market - a factor that provides Linkon with a distinct competitive advantage in the telecommunications and Internet services marketplace. However, given the competitive nature of the industry, no assurance can be given that the Company can achieve a commercially successful market for its products or that its competitors will not develop similar or better products than the Company's present line in the future. The Company does not presently possess a meaningful market share in the voice processing industry and many of the Company's competitors have greater financial and other resources and more substantial marketing capabilities than the Company.

PATENTS, TRADEMARKS & COPYRIGHTS

         The Company's computer board design and code are proprietary and a trade secret. The Company has obtained no patents or registered any copyrights for any of its products.

         The Company has obtained a registration for its TERAVOX(R) trademark from the U.S. Patent and Trademark Office and intends to seek source code copyright protection on its future operating systems and utilities.

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

EMPLOYEES

                  As of May 6, 1999 the Company employed 28 persons: 4 executive, 9 technical, 5 sales and marketing, 5 operations and 5 administrative. There is no union contract relating to employees nor does the Company anticipate there to be unionization of its employees. On May 10, 1999, Linkon laid off all but one employee (an administrative employee) because it did not have the cash on hand to meet further payrolls. While the Company hopes to raise equity capital and hire many of its employees back in the near future, there can be no assurances that the Company will have the financial wherewithal to rehire its employees. In addition, while the Company believes that its relationship with these former employees is generally positive, there can be no assurances that any or all of these employees would come back to work for the Company if the Company were to offer them reemployment.

ITEM 2.  PROPERTIES

         The Company currently leases approximately 6951 square feet of office and laboratory space in Fairfield, Connecticut, pursuant to a 1 year lease extension expiring on August 31, 1999 at an annual rental of $135,396. The facility has capacity for expansion and is deemed sufficient for the Company's foreseeable needs. The Company is currently 2 months late with its lease payments. The Company is currently negotiating with the landlord for an extension at the same time that it is reviewing whether it wishes to attempt to extend its lease for an additional period of time or to relocate. However, the Company's working capital position may make it difficult to secure a lease with a new landlord.

ITEM 3.  LEGAL PROCEEDINGS

         By complaint dated January 4, 1999, Syrinx Speech Systems Pty. Limited commenced a civil action against Linkon in the Connecticut Superior Court, Syrinx Speech Systems Pty. Ltd. v. Linkon Corp., CV-99-0358989-S, alleging payment due and owing on invoices for services performed. In conjunction with and based upon the complaint, Syrinx applied for a prejudgment attachment against Linkon in the amount of $1 million. Following negotiations, including with respect to the quality and nature of services performed and to be performed by Syrinx, Linkon and Syrinx entered into a settlement agreement dated April 5, 1999. Under the terms of the settlement agreement, Linkon agreed to have judgment entered against it in the amount of $802,500.00, and judgment in that amount has been entered against Linkon. As part of the settlement agreement, Syrinx agreed that it will not execute upon the judgment until June 1, 1999, provided that Linkon remains in compliance with the conditions of the settlement agreement, which include that Linkon make an installment payment of $30,000 by May 1, 1999 (which was paid) and pay to Syrinx an adjustable percentage of new equity investment toward satisfaction of the judgment. In the event Linkon fails to comply with the conditions of the settlement agreement, or fails to satisfy the judgment amount of $802,500.00 (of which $40,000 has been paid) by May 31, 1999, Syrinx is entitled to execute immediately upon the judgment and shall be entitled to recover from Linkon the amount of the judgment (less any payments made by Linkon toward the judgment pursuant to the settlement agreement), plus reasonable costs of execution, including attorneys' fees. Until such time as the judgment amount of $802,500.00 is paid to Syrinx in accordance with the terms of the settlement agreement, the restrictions set forth in the settlement agreement remain in effect, including that Linkon will not incur or assume debt, encumbrances, liens, conditional sales, lease commitments or a disposal of assets except as provided for in the settlement agreement.

         In a separate matter, Linkon has entered into a settlement agreement with Devendra Bhagat ("Bhagat"). In response to a demand for payment on a Convertible Subordinated Debenture previously issued to Bhagat by Linkon in the amount of $100,000.00, Linkon agreed to make payment on the debenture. By agreement dated December 22, 1998, Linkon agreed to pay Bhagat $106,335.62 in principal and interest in four (4) installments, the last installment to be paid no later than May 17, 1999. Linkon has paid the first three (3) installments in the aggregate amount of $78,616.44, leaving a balance of $25,219.18. As part of the consideration for the settlement agreement with Bhagat, Linkon signed an affidavit of confession of judgment which would allow Bhagat, upon a default by Linkon under the settlement agreement, to have judgment entered in New York Supreme Court against Linkon for any remaining balance due under the December 22, 1998 settlement agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         N/A

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


                                   Fiscal Year Ending January 31,
                  ------------------------------------------------------------------
                          1999                                        1998
                          ----                                        ----
                  High              Low                       High               Low
                  ----              ---                       ----               ---
1st quarter       3.656             0.45                      2.625             1.0625

2nd quarter       2.875             1.375                     1.3125            0.75

3rd quarter       1.656             0.50                      1.125             0.625

4th quarter       1.906             0.406                     0.9375            0.50

         As of May 6, 1999, there were 594 shareholders of record of the Common Stock of the Company. The Company estimates, based on prior shareholder mailings, that holdings in "street name" represent approximately 2800 additional beneficial shareholders.

         The Company has not declared any dividends since its inception and, due to its anticipated need for all revenue generated by the Company's operations to be used to operate the Company's business, has no intention of paying any cash dividends in the immediate future. In addition, the Company is contractually prohibited from paying dividends without the approval of the Company's principal lender.

SALES OF THE COMPANY'S SECURITIES DURING FISCAL 1999

         The following is a description of transactions in which the Company sold its securities during the fiscal year ended January 31, 1999 , not previously reported on the Company's Quarterly Reports on Form 10-QSB;

                  1) On November 17, 1998, the Company completed a debt financing in the amount of $200,000, secured by a 6 month Promissory Note in favor of James Scibelli. As a part of the transaction, the Company issued 40,000 Warrants at an exercise price of $0.50.

                  2) On December 9, 1998, the Company completed a debt financing in the amount of $300,000, secured by a 6 month Promissory Note in favor of Woodland Partners. As a part of the transaction, the Company issued 60,000 Warrants at an exercise price of $0.50.

         See "Item 6. Management's Discussion and Analysis of Plan of Operations -- Liquidity and Capital Resources" for a more detailed discussion of securities sold by the Company during and after the fiscal year ended January 31, 1999.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following discussion concerning the Company's net income, revenues, cost of goods sold, selling, general and administrative expenses and research, development and software, does not take into account the future trends that would (absent the Company being able to raise additional capital) arise from the fact that the Company is, as of May 11, 1999, basically out of cash. See "Liquidity and Capital Resources" below.

NET INCOME

         The Company reported a net loss of $2,686,779 for fiscal 1999 as compared to a net loss of $1,647,135 for the prior fiscal year. This increase in the net loss reported by the Company was primarily due to the following three factors:

         1. Selling, general and administrative expenses increased by approximately $914,000 (or 34%) during fiscal 1999, primarily due to a decision by the Company to materially increase its sales, marketing and customer support staff.

         2. Research and Development expenses increased by approximately $114,000 (or 44%) during fiscal 1999, primarily due to a decision by the Company to materially increase its engineering staff.

         3. Gross Margin decreased from 42% in fiscal 1998 to 33% in fiscal 1999.

REVENUES

         For the year ended January 31, 1999, revenues increased approximately $381,402 from the year ended January 31, 1998, from $3,862,594 to $4,243,996, an increase of 10%. This increase was due mainly to increased revenues from the LinkNet product line, the Company's new product line.

COST OF GOODS SOLD

                 Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization were $2,853,592 and $2,227,528 for the years ended January 31, 1999 and 1998 respectively. This constituted approximately 67% and and 58% of revenues for the years ended January 31, 1999 and 1998, respectively. Excluding software amortization, cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $2,469,112 and $1,842,064, or 58% and 48% of revenues, for the years ended January 31, 1999 and 1998 respectively.

                  Management attributes the increase in cost of goods sold to a) sale of certain presumably non- recurring third party development services to AT&T at a 35% margin and b) highly competitive pricing associated with initial shipments of its LinkNet(TM) product to Sequel Communications and other customers. The cost of goods sold varies with each product line, with software having little or no material cost (approximately 5-10% excluding amortization). The primary costs incurred by the Company are for materials and equipment relating to its hardware products, which also carry lower profit margins than the Company's software products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management.

                 While management continues to believe that its products can ultimately be sold with higher margins, management realizes the need to gain market share for its products and will, for the near term, continue to be aggressive in its pricing policy. However, management also believes that the cost of sales will go down as customers begin to order enhanced software features, which features carry significantly lower costs than the Company's hardware products, as well as a result of manufacturing and research and development projects aimed at increasing efficiency while reducing cost.

                 Software amortization costs for the years ended January 31, 1999 and 1998, were $384,480 and $385,464 respectively. These amounts were 9% and 10% of revenues for the years ended January 31, 1999 and 1998, respectively, and are included in the Cost of Goods Sold total percentage of 67% and 58% for the above periods being presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the fiscal years ended January 31, 1999 and 1998 were $3,638,681 and $2,723,876 respectively. This constituted approximately 86% and 71% of revenues for the fiscal years ended January 31, 1999 and 1998, respectively. This increase for fiscal 1999 when compared with fiscal 1998 was due primarily to increased staffing in Sales, Marketing and Customer Support, expenditures for Marketing and Advertising programs for the Escape(TM) and LinkNet(TM) products and LinkNetwork(TM), and legal and administrative costs associated with the RG Financing (see Liquidity section). Assuming that the Company is able to raise equity capital and continue operations, the Company expects selling, general and administrative expenses to increase in the future as sales volume increases.

RESEARCH, DEVELOPMENT AND SOFTWARE

         The Company incurred research, development and software costs of approximately approximately $692,573 and $608,874 for the fiscal years ended January 31, 1999 and 1998 respectively. This increase of approximately 14% was primarily due to an increase in engineering staff and related services. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary capital requirements to date have been to fund losses from operations. In addition, from time to time the Company has required capital to fund increases in inventory of certain products necessary for the Company to sell such products. The Company has funded its capital requirements through the receipt of proceeds from private placements of convertible debt and equity, including the exercise of warrants, interest earned from the investment of such proceeds in interest earning assets, factoring facilities and revenues from operations. During fiscal 1999, net cash used in operating activities was $2,426,476, net cash provided by financing activities was $2,514,576, and net cash used for investment activities (the purchase of equipment) was $223,465. This resulted in a net decrease in cash during fiscal 1999 of $135,365, reducing the Company's cash and cash equivalents from $511,961 as of January 31, 1998 to $376,596 as of January 31, 1999. However, due to the fact that the Company's net loss for fiscal 1999 was $2,686,779, and that the Company's net cash used in operations was $2,426,476, the Company had a working capital deficit (current assets less current liabilities) as of January 31, 1999, of $1,074,473 as compared to a working capital deficit of $815,241 as of January 31, 1998. Therefore, as of January 31, 1999, the Company's working capital position was severely impaired. As of May 11, 1999, the Company had cash on hand of approximately $50,000.

         The Company needs to raise cash through financing activities (presumably through the sale of equity securities) in the very near future in order to be able to fund its continuing losses. In fact, if the Company is not able to raise a substantial amount of equity capital by the end of May, 1999, it will probably have little choice other than allowing its assets to be seized by creditors or seeking protection under federal bankruptcy law.

FACTORING FACILITIES

                    On March 19, 1998 the Company entered into an Agreement for Purchase of Receivables (the "Imperial Factoring Agreement") with Imperial Bank ("Imperial") pursuant to which the Company may sell to Imperial accounts receivable and other general intangibles ("Purchased Receivables") that are from time to time identified by the Company and accepted by Imperial. Upon acceptance by Imperial, Imperial is obligated to pay the Company 85% of the face value of the Purchased Receivables (subject to adjustment), retaining the remaining 15% of the face value of the Purchased Receivable as a reserve until after the Purchased Receivables are paid by the Company's customers (i.e., the account debtors). The Company is obligated to pay Imperial (i) a factor fee at a rate of 1.75% per month on the face amount of each unpaid invoice relating to Purchased Receivables and (ii) an administrative fee at a rate of 0.5% of the face amount of each invoice for a Purchased Receivable. Imperial's purchase from the Company of Purchased Receivables is with full recourse against the Company. The Company's obligations under the Imperial Factoring Agreement are secured primarily by its accounts receivable and other general intangibles and the proceeds thereof. The initial term of the Imperial Agreement was one year. On March 19, 1999, the Imperial Factoring Agreement was extended for one year.

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

      SALES OF COMMON STOCK

  1) On April 6, 1998 the Company consummated an equity and debt financing transaction with RG Capital Fund LLC (the "RG Fund"). The equity financing piece of the financing involved the sale, pursuant to a subscription agreement, to the RG Fund and ten outside investors (said ten investors constituting collectively the "outside investors") of an aggregate of 2,400,000 shares of the Company's Common Stock for an aggregate consideration of $1,800,000. Funding of the sale to the Outside Investors took place on April 14, 1998. The aforesaid subscription agreement provides, among other things, that the Company must permit a designee of the RG Fund to be an unpaid advisor to the Board of Directors of the Company. The RG Fund's designee has none of the voting rights conferred upon directors of the Company, but does have the right to receive notice of and to attend meetings of the Board of Directors of the Company and committees thereof.

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

            The gross proceeds ($1,800,000) less $32,924, the legal and other costs of closing the transaction, were recorded in the equity accounts of the Company in the quarter ending April 30, 1998. Such proceeds were used to (1) pay off a $300,000 bridge loan made to the company on March 11, 1998 by James Scibelli, an affiliate of the R&G Fund, and (2) for working capital purposes.

2) During fiscal 1999, one of the holders of convertible subordinated notes issued by the Company in the principal amount of $50,000, and one of the holders of convertible subordinated notes issued by the Company in the principal amount of $100,000, respectively, elected, as provided for in the provisions of such notes, to convert such notes into Common Stock at a rate of $2.00 per share. Accordingly, the Company issued 25,000 and 50,000 shares of Common Stock, respectively, to such holders upon such conversions and cancelled each of such notes. In addition, two of the holders of similar convertible subordinated notes issued by the Company in the principal amounts of $50,000 each agreed after negotiations with the Company to convert such notes into Common Stock at a rate of $0.75 per share instead of the $2.00 per share provided for in such notes. Accordingly, the Company issued 66,667 shares of Common Stock to each such holder upon such conversions and cancelled each of such notes. A fifth holder of similar convertible subordinated notes issued by the Company in the principal amounts of $100,000 agreed after negotiations with the Company to a payout schedule for the principal amount of $100,000 plus interest in four installments in December, 1998, March 1999, April 1999 and May 1999.

     ISSUANCE OF NOTES PAYABLE / GAIN ON PAYOFF OF NOTE PAYABLE

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

On November 17, 1998, the Company completed a debt financing in the amount of $200,000, secured by a 6 month Promissory Note in favor of James Scibelli. As a part of the transaction, the Company issued 40,000 Warrants at an exercise price of $0.50.

On December 9, 1998, the Company completed a debt financing in the amount of $300,000, secured by a 6 month Promissory Note in favor of Woodland Partners. As a part of the transaction, the Company issued 60,000 Warrants at an exercise price of $0.50.

During the period of 2/1/99 and 4/30/99, the Company has raised approximately $380,000 through a combination of stock option and warrant exercises and short term debt financing.

The Company's ability to have adequate capital for the fiscal year ending on January 31, 2000 and periods thereafter (including the ability to repay the $1,100,000 due to the RG Fund in April 2000) will be dependent upon the Company's ability to gain market acceptance of its products and/or its ability to raise additional capital.

The Company also anticipates that a full buildout of the LinkNetwork business plan will require capital funding beyond Linkon's current resources.

The Company does not believe that, except as stated herein, and as described in
Item 3 above, any contingencies exist which would have a material adverse effect on the Company's financial condition, future operating results or liquidity.

YEAR 2000 ISSUES

     The "Year 2000 Issue" results from computer programs being written using two digits, instead of four, to define a given year. Programs running time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in disruptions to various activities and operations, miscalculations and even system failures.

The Company believes, after investigation, that all software and hardware products that it is currently in the process of manufacturing (directly or through vendors) are Year 2000 compliant. However, the Company usually sells such products "bundled" with hardware and software components obtained from third party vendors. The Company has commenced an investigation and is making written inquiry of its suppliers as to whether all of these bundled components are Year 2000 compliant, and expects to receive confirmation that all such components are Year 2000 compliant, or will after modification be compliant, during the first half of fiscal 2000. The Company believes, after investigation, that its own software operating systems are Year 2000 compliant. The Company has also just successfully completed an upgrade to the Escape platform sold to its largest customer, AT&T, for Y2K compliance. Funds for such costs have not been reserved for, and therefore as expended, will have a direct negative impact on the Company's future income.

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

         The financial statements are included herein commencing on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no changes in, or disagreements with, the Company's certified public accountants during the fiscal years ended January 31, 1999 and 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors -- Executive Officers of the Company" and "-- Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors -- Compensation of Directors" and "-- Executive Compensation" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 1 -- Election of Directors -- Certain Relationships and Transactions" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS.

         The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules                                    F-1

Report of Independent Certified Public Accountants                             F-2

Consolidated Balance Sheets - January 31, 1999 and 1998                        F-3

Consolidated Statements of Operations - Two years ended                        F-4
January 31, 1999 and 1998

Consolidated Statements of Cash Flows - Two years ended                        F-5
January 31, 1999 and 1998

Consolidated Statements of Stockholders' Equity - Two years ended              F-6
January 31, 1999 and 1998

Notes to Financial Statements                                                  F-7

(b)      REPORTS ON FORM 8-K                                              None

(c)      EXHIBITS

Exhibit
  No.             Description of Document
  ---             -----------------------
3.1               Restated Articles of Incorporation (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated February
                  24, 1997).

3.2 By-laws (Incorporated by reference to Exhibit 8 to the Company's Registration Statement on Form S-18 (File Number
                  33-22054-NY) which became effective on December 14, 1990, as amended by Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended April 30, 1998).

4.1               Linkon Corporation 1996 Stock Option and Performance Incentive
                  Plan (Incorporated by reference to Exhibit B to the Company's proxy statement, dated February 24, 1997).

4.2 Promissory Note, dated April 6, 1998, by the Company in favor of RG Capital Fund LLC, in the principal amount of $1,100,000(incorporated by reference to the Company's Form
                  10KSB for the fiscal year ended January 31, 1998).

4.3 Warrant Certificate, dated April 6, 1998, by the Company in favor of Roberts & Green, Inc. (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31,
                  1998).

4.4* Promissory Note, dated November 17, 1998, by the Company in favor of James Scibelli, in the principal amount of $200,000.

4.5* Promissory Note, dated December 9, 1998, by the Company in favor of Woodland Partners, in the principal amount of $300,000.

4.6* Warrant Certificate, dated December 9, 1998, by the Company in favor of James Scibelli.

4.7* Warrant Certificate, dated December 9, 1998, by the Company in favor of Woodland Partners.

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

10.2              Subscription Agreement, dated April 6, 1998, between the
                  Company and RG Capital Fund LLC (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31,
                  1998).

10.3 Form of Subscription Agreement, dated April 14, 1998, between the Company and each of the investors party thereto that was designated by RG Capital Fund LLC(incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31,
                  1998).

10.4 Warrant Agreement, dated April 6, 1998, between the Company and Roberts & Green, Inc. (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31,
                  1998).

10.5              Registration Rights Agreement, dated April 6, 1998, among the
                  Company, RG Capital Fund LLC

                  and Roberts & Green, Inc.(incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31,
                  1998).

10.6 Investment Banking and Financial Advisory Services Agreement, dated April 6, 1998, between the Company and Roberts & Green,
                  Inc.(incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1998).

10.7 Release and Termination Agreement, dated April 6, 1998, between the Company and IBJS Capital Corporation.(incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1998).

10.8 Agreement for Purchase of Receivables, dated March 19, 1998, between the Company and Imperial Bank(incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1998).

10.9              Purchase Order Addendum to Agreement for Purchase of
                  Receivables, dated March 26, 1998, between the Company and
                  Imperial Bank(incorporated by reference to the Company's Form
                  10KSB for the fiscal year ended January 31, 1998).

10.10             Commercial Lease, dated June 17, 1997, by and between 140
                  Sherman Street, LLC and the Company(incorporated by reference to the Company's Form 10KSB for the fiscal year ended January
                  31, 1998).

10.11             Form of Incentive Stock Option Agreement under the Company's
                  1996 Stock Option and Performance Incentive Plan(incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1998).

10.12             Form of Non-Qualified Stock Option Agreement under the
                  Company's 1996 Stock Option and Performance Incentive Plan.

10.13* Commercial Lease Amendment, dated May 11, 1998, by and between 140 Sherman Street, LLC and the Company.

10.14* Employment Agreement dated May 19, 1998 between the Company and Mr, Lee W. Hill.

10.15* Employment Agreement dated May 19, 1998 between the Company and Mr. Charles Castelli.

10.16* Employment Agreement dated March 19, 1998 between the Company and Mr. Thomas V. Cerabona.

10.17*            Engagement Agreement, dated February 12, 1999, between the
                  Company and Morgen Evan and Co.

27.1*             Financial Data Schedule.

*  filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 12th day of May, 1999.

                                     LINKON CORPORATION

                                     By:/s/ Lee W. Hill
                                        ---------------------------------------
                                        Lee W. Hill, Chief Executive
                                        Officer, President and Director

                                     By:/s/ Thomas V. Cerabona
                                        ---------------------------------------
                                        Thomas V. Cerabona, Vice President
                                        of Operations, Chief Accounting Officer
                                        and Secretary

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                         Title                                 Date
---------                                         -----                                 ----
/s/Charles Castelli                         Chairman of the                             May 12, 1999
-----------------------------               Board of Directors
Charles Castelli

/s/Daniel Zwiren                            Director                                    May 12, 1999
-----------------------------
Daniel Zwiren

                                            Director                                    May 12, 1999
-----------------------------
Joao Carvalho

/s/ Lee Hill                                Chief Executive                             May 12, 1999
-----------------------------               Officer, President
Lee W. Hill                                 and Director

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                                                                Page
                                                                                ----
LINKON CORPORATION

Index to Financial Statements and Schedules                                      F-1

Report of Independent Certified Public Accountants                               F-2

Consolidated Balance Sheets - January 31, 1999 and 1998                          F-3

Consolidated Statements of Operations - Two years ended                          F-4
January 31, 1999 and 1998

Consolidated Statements of Cash Flows - Two years ended                          F-5
January 31, 1999 and 1998

Consolidated Statements of Stockholders' Equity - Two years ended                F-6
January 31, 1999 and 1998

Notes to Consolidated Financial Statements                                       F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
  and Stockholders
Linkon Corporation
Fairfield, Connecticut

                  We have audited the accompanying consolidated balance sheets of Linkon Corporation as of January 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Linkon Corporation as of January 31, 1999 and 1998 and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /s/ Radin Glass & Co., LLP

                                      Radin Glass & Co., LLP
                                      Certified Public Accountants

New York, New York
March 10, 1999

                               LINKON CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   JANUARY 31,

                                     ASSETS

                                                                      1999                1998
                                                                  ------------        ------------
CURRENT ASSETS
   Cash and Cash Equivalents  (NOTE 3):                                376,596             511,961
   Accounts Receivable  (NOTE 3):                                      191,358              37,135
   Inventory (NOTE 3):                                                 879,366             400,625
   Other Receivables                                                        --               1,972
   Prepaid Expenses                                                     20,496              16,773

                                                                  ------------        ------------
        Total Current Assets                                         1,467,816             968,466
                                                                  ------------        ------------

MACHINERY & EQUIPMENT  (NOTE 3):
   Machinery & Equipment, at cost                                    1,629,018           1,430,553

   Less: Accumulated Depreciation                                   (1,227,467)         (1,020,066)
                                                                  ------------        ------------

   Machinery & Equipment, net                                          401,551             410,487
                                                                  ------------        ------------

OTHER ASSETS
   Software - Net  (NOTE 3):                                           894,845             957,200
   Investments, at cost                                                 25,000                  --
   Prepaid Financing Costs                                               7,843              18,300
   Security Deposits                                                    18,563              10,688
                                                                  ------------        ------------
                                                                       946,251             986,188
                                                                  ------------        ------------

                                                                  $  2,815,618        $  2,365,141
                                                                  ============        ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Accounts Payable                                                     1,341,743             591,538
Taxes Payable  (NOTES 5 AND 9):                                          1,000               1,377
Interest Payable  (NOTE 7,8 AND 9):                                     54,245             234,865
Customer Advances                                                      216,128             154,679
Accrued Expenses                                                       369,495             451,248
Notes Payable                                                          559,678             350,000
                                                                  ------------        ------------
              Total Current Liabilities                              2,542,289           1,783,707
                                                                  ------------        ------------

LONG TERM LIABILITIES
Notes Payable  (NOTE 8):                                             1,020,094             957,328
                                                                  ------------        ------------

COMMITMENTS AND CONTINGENCIES                                               --                  --
                                                                                      ------------

STOCKHOLDERS' EQUITY (DEFICIT)  (NOTE 4):
Common Stock. $.001 Par Value, 24,900,000
  shares authorized, 13,521,578 shares
  issued and outstanding (1999),
 10,897,252 shares issued and outstanding (1998)                        13,522              10,897
Prefered Stock, $.001 Par Value
      1,000,000 shares authorized, none issued
      and outstanding                                                       --                  --
Capital in Excess of Par Value                                      11,717,549           9,404,266
 Accumulated Deficit                                               (12,477,836)         (9,791,057)

                                                                  ------------        ------------
                 Total Stockholders' Deficit                          (746,765)           (375,894)
                                                                  ------------        ------------
                                                                  $  2,815,618        $  2,365,141
                                                                  ============        ============



THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                               LINKON CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEAR ENDED JANUARY 31,

                                                          1999                1998
                                                      ------------        ------------
Revenues  (NOTE 2):                                      4,243,996           3,862,594

Cost of Goods Sold
    Product                                              2,469,113           1,842,064
    Software Amortization  (NOTES 3):                      384,480             385,464
                                                      ------------        ------------

Gross Margin On Sales                                    1,390,403           1,635,066
                                                      ------------        ------------

Selling, General and
   Administrative Expenses                               3,638,681           2,723,876

Research and Development                                   370,448             256,877

Provision for Doubtful Accounts                             40,563              33,724
                                                      ------------        ------------
                                                         4,049,692           3,014,477
                                                      ------------        ------------

Operating Loss                                          (2,659,289)         (1,379,411)
                                                      ------------        ------------

OTHER INCOME (EXPENSE)
     Interest Income                                         9,722                 326
     Interest Expense                                     (146,126)           (264,050)
                                                      ------------        ------------
                                                          (136,404)           (263,724)
                                                      ------------        ------------

Loss Before Income Taxes                                (2,795,693)         (1,643,135)

Income Taxes                                                (1,000)             (4,000)
                                                      ------------        ------------

Loss Before Extraordinary Item                        $ (2,796,693)       $ (1,647,135)

Extraordinary item - gain on settlement of
                                 debt (NOTE 7):            109,914                  --
                                                      ------------        ------------

Net Loss                                              $ (2,686,779)       $ (1,647,135)
                                                      ============        ============

Loss Per Share  (NOTE 3):
Continuing Operations                                 $      (0.22)       $      (0.15)
Extraordinary Item                                    $       0.01        $       0.00
                                                      ============        ============
Net loss per share                                    $      (0.21)       $      (0.15)
                                                      ============        ============

Weighted Average Number of Shares
   Outstanding                                          12,977,671          10,896,252
                                                      ============        ============

  THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                               LINKON CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEAR ENDED JANUARY 31,

                                                                      1999               1998
                                                                  -----------        -----------
Cash Flows From Operating Activities:
Net Loss                                                          $(2,686,779)       $(1,647,135)
Add: Adjustments to Reconcile Net Loss to
     Net Cash Used in Operating Activities:
           Depreciation & Amortization                                659,719            582,983
           Warrants issued for services                                32,852             30,000
           Loss from induced conversion of convertible debt            83,000                 --
           Extraordinary item -  gain on settlement of debt          (109,914)                --
CHANGES IN ASSETS AND LIABILITIES:
(Increase) Decrease in Accounts Receivable                           (154,223)           396,363
(Increase) Decrease in Other Receivables                                1,972              1,387
(Increase) Decrease in Inventory                                     (478,741)           227,873
(Increase) Decrease Prepaid Expenses                                   (3,723)            41,740
(Increase) Decrease in Software                                      (322,125)          (351,997)
(Increase) Decrease in Notes Receivable                                    --             51,000
(Increase) Decrease in Investments                                         --             34,613
(Increase) Decrease in Security Deposits                               (7,875)            (2,493)
Decrease in Prepaid Financing Costs                                    10,457             10,456
Increase (Decrease) in Accounts Payable                               750,205            (64,589)
Increase (Decrease) in Interest Payable                              (180,620)           148,754
Increase (Decrease) in Taxes Payable                                     (377)            (3,623)
Increase (Decrease) in Customer Deposits                               61,449            154,679
Increase (Decrease) in Accrued Expenses                               (81,753)           303,116
                                                                  -----------        -----------
Net Cash Used in Operating Activities                              (2,426,476)           (86,873)
                                                                  -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash Paid to Purchase Equipment                                  (198,465)           (76,892)
    Investment in Non-Marketable Securities                           (25,000)                --
                                                                  -----------        -----------
Net Cash Used in Investing Activities                                (223,465)           (76,892)
                                                                  -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from Sale of Common Stock                          1,789,576             45,000
    Net Proceeds from Long Term Debt                                1,100,000                 --
    Net Proceeds from Short Term Debt                                 500,000                 --
    Principal Payments on Debt                                       (875,000)                --
Net Cash Provided by (Used in) Financing Activities                 2,514,576             45,000
                                                                  -----------        -----------
Net Decrease in Cash and Cash Equivalents                            (135,365)          (118,765)
Cash and Cash Equivalents at Beginning of Year                        511,961            630,726
                                                                  -----------        -----------
Cash and Cash Equivalents at End of Period                        $   376,596        $   511,961
                                                                  ===========        ===========

  THE ACCOMPANYING FOOTNOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                               LINKON CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        COMMON STOCK               CAPITAL IN
                                                                   EXCESS OF       ACCUMULATED
                                  SHARES           AMOUNT          PAR VALUE         DEFICIT          TOTALS
                                  ------           ------          ---------         -------          ------

BALANCES
  JANUARY 31, 1997              10,866,252     $     10,867     $  9,329,296     ($ 8,143,922)     $  1,196,241

ISSUANCE OF WARRANTS                    --               --           30,000               --            30,000

ISSUANCE OF COMMON
 STOCK, NET OF
 EXPENSES                            30000               30           44,970               --            45,000

NET LOSS                                --               --               --       (1,647,135)       (1,647,135)

                              ------------      ------------     ------------      ------------    -------------
BALANCES
  JANUARY 31, 1998              10,896,252     $     10,897        9,404,266       (9,791,057)         (375,894)


ISSUANCE OF WARRANTS FOR
SERVICES                                --               --           32,852               --            32,852

ISSUANCE OF WARRANTS WITH
DEBT                                    --               --          160,481               --           160,481

ISSUANCE OF COMMON
 STOCK, NET OF
 EXPENSES                        2,625,326     $      2,625        2,119,950               --         2,122,575

NET LOSS                                --               --               --       (2,686,779)       (2,686,779)
                             ------------      ------------     ------------      ------------    -------------

BALANCES
   JANUARY 31, 1999             13,521,578     $     13,522     $ 11,717,549     ($12,477,836)     ($   746,765)
                              ============     ============     ============     ============     =============


  The accompanying footnotes are an integral part of these financial statements

                               LINKON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999

On May 10, 1999, Linkon Corporation (hereinafter referred to as "Linkon" or the "Company") laid off all but one employee due to the fact that the Company has basically run out of cash. While the Company still hopes to attract equity capital, rehire employees and continue its business plan, and while the Company's officers are actively endeavoring to raise equity capital, there can be no assurances that it will be able to do so. The remainder of this Item 1 describes the Company's business on the assumption that the Company will be able to continue its operations.

NOTE 1 - ORGANIZATION, CAPITALIZATION, BUSINESS DESCRIPTION

The Company is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for the automated voice response, telecommunications, computer and multimedia communications industries.


NOTE 2 - MAJOR CUSTOMERS AND LINE OF BUSINESS
The Company adopted Statement of Financial Accounting Standard (SFAS) No. 131 "Disclosure about Segments of an Enterprise and Related Information", at December 31,1998. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.

Under SFAS 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. Information about the Companies product sales and major customers are as follows:

                        PRODUCT SALES                   1999                   1998
                             HARDWARE                 3,746,606              3,625,957
                             SOFTWARE                   239,541                208,966
                            MAINTENANCE                 257,848                 27,671

                                                    ----------------------------------
                                                      4,243,995              3,862,594
                                                    ==================================


Two of the Company's customers accounted for approximately 58% and 10% or approximately $ 2,476,000 and $433,000 of consolidated revenues for the year ended January 31, 1999. The first of these customers accounted for 67% or approximately $ 2,594,000 of revenue for the year ended January 31, 1998.


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

Accounts Receivable
The Company believes all receivables are collectible unless information to the contrary is obtained. In the event such information is received the Company establishes an allowance for uncollectible portions. At January 31, 1999 the allowance was $40,000 and at January 31, 1998 the allowance was $39,465.


                               LINKON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999

NOTE 3 - (CONTINUED)

Inventory
Inventory is valued at the lower of cost or market value, using the first-in, first-out (FIFO) method, and consists of:

Year Ending, January 31,        1999           1998
                                ----           ----
Raw Materials                $ 516,130      $ 213,865
Work in Process                 89,460        100,730
Finished Goods                 393,776        261,030

Less : Allowance Account      (120,000)      (175,000)
                             ---------      ---------
                             $ 879,366      $ 400,625
                             =========      =========



Machinery and Equipment and Capital Leases
Machinery and equipment are stated at cost. Property and equipment are comprised predominantly of computer equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are provided for utilizing the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the years ended January 31, 1999 and 1998 was $ 207,400 and $ 182,000 respectively.

Capitalized Software Costs
Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to the establishment of technological feasibility to produce the finished product are generally capitalized . The Company has capitalized software costs included in Other Assets in the Consolidated Balance Sheet. Amounts capitalized were $321,225 and $351,997 for the years ended January 31,1999 and 1998, respectively. Amortization of prior years capitalized software costs are included in the Cost of Goods Sold section of the Consolidated Statement of Operations and amounted to $384,480 and $385,464 for the years ended January 31, 1999 and 1998, respectively. The capitalization of such costs and the related amortization is in accordance with SFAS No. 86.

Advertising Costs
Advertising costs are expensed as incurred except for direct response advertising, the costs of which are deferred and amortized over the period the related sales are recorded. There was no amortization for direct response advertising costs for the years ending January 31, 1999 and 1998.

Fair Value of Financial Instruments
Effective March 31, 1996, the Company adopted SFAS No. 107 "Disclosures About Fair Value of Financial Instruments", that requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet. The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The Company believes the carrying amount of borrowings under the Notes approximates fair value.

                               LINKON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999

NOTE 3 - (CONTINUED)

Accounting for Long-Lived Assets
The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At January 31, 1999, the Company believes that there has been no impairment of its long-lived assets.

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

Loss per Share
The Company has adopted SFAS No.128,"Earnings per Share". Earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.The earnings per common share, assuming dilution, computation gives effect to all dilutive potential common . shares during the period.The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company. Earnings per share computation for the years ended January 31,1999 and 1998 have been restated to reflect this new standard.

Stock Based Compensation
The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees". Accordingly, no compensation is recorded on the issuance of employee stock options at fair market value.

NOTE 4 - SHAREHOLDERS' EQUITY

Accounting for Employee Stock Options

During the year ended January 31, 1997, the Board of Directors of the Company adopted, and the stockholders approved in March 1997, the Linkon Corporation 1996 Stock Option and Performance Incentive Plan (the "Option Plan"). This plan provides for awards of up to 1,000,000 options to purchase Common Stock of the Company to employees of the Company and its subsidiaries during the term of the Option Plan.These shares have been reserved by the Board of Directors from the Company's authorized but unissued shares of Common Stock.

The above plan was amended as of May 18, 1998 (with the approval of the Company's shareholders, at the Company's annual meeting), to increase the number of shares available for awards from 1,000,000 to 2,500,000.

On May 18, 1998, December 19,1997, and May 31,1996 the Company granted 621,500, 191,000 and 682,400 incentive stock options to employees and directors.These options are exercisable at $1.50, $0.56 and $0.75 per share at various dates through April 30, 2007 and will qualify for incentive stock option treatment under the Internal Revenue Code of 1986. There is no compensation recorded as a result of the grant of these options as the Company is following accounting prescribed in APB Opinion #25 and the stock price at the time of the grant was $1.50, $0.56 and $0.75 per share.

Employee options to purchase 1,619,300 shares of the Companies common stock were exercisable at prices ranging from $0.56 to $2.35 per share at January 31, 1999. Outstanding options and warrants expire at various dates through April 2007.

                               LINKON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999

NOTE 4 - (CONTINUED)

The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense is recognized. In fiscal 1997, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan as required by APB Opinion No.25.

For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions used for stock options granted during the years ended January 31,1999 and 1998, respectively: annual dividends of $0.00 for both years, expected volatility of 40.0% and, risk free interest of 5.60%, for both years and and expected life of five years for all grants. The weighted-average fair value of the stock options granted during the years ended January 31, 1999 and 1998 was $0.23 and $0.25, respectively.

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No.123, the Company's pro forma net loss and loss per share would have been $2,800,000 and $0.22 for year ending January 31,1999 and $1,700,000 and $0.16 for the year ending January 31, 1998. The SFAS No.123 method of accounting does not apply to options granted prior to March 31, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The following table summarizes the changes in employee options outstanding and the related price ranges for shares of the Company's common stock.

                                                                                Stock Options
                                                                                -------------

                                                                                                  Weighted Average
                                                         Shares                                    Exercise Price
                                                 -----------------------                       ------------------------

 Outstanding at:       January 31, 1996                         400,000                                 $1.84
                                                 -----------------------
                            Granted                             914,050                                 $0.78
                            Expired                             (60,000)                                $0.95
                            Retired                            (340,000)                                $2.00
                                                 -----------------------
 Outstanding at:       January 31, 1997                         914,050                                 $0.78
                                                 -----------------------
                            Granted                             188,000                                 $0.56
                            Expired                             (59,500)                                $0.75
                                                 -----------------------
 Outstanding at:       January 31, 1998                       1,042,550                                 $0.75
                                                 -----------------------
                            Granted                             632,750                                 $1.54
                            Expired                             (56,000)                                $0.81
                                                 -----------------------
 Outstanding at:       January 31, 1999                       1,619,300                                 $1.05
                                                 =======================

The following summarizes information about employee stock options outstanding at January 31,1999:

  Range of            Number        Weighted average          Weighted            Number          Weighted average
Exercise Prices    Outstanding     Remaining Contractual       average          Exercisable       exercise price
                                       Life                   exercise price
                                       ----                   --------------
  $0.50-0.99          975,300           7.39                    $0.73               975,300          $0.73
  $1.00-1.99          619,000           6.84                    $1.52               619,000          $1.52
  $2.00-2.35           25,000           2.24                    $2.24                25,000          $2.24

                 ------------                                                  ------------
                    1,619,300                                                     1,619,300
                 ============                                                  ============

                               LINKON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999

NOTE 4 - (CONTINUED)

The following summarizes information about non-employee stock options and warrants, issued pursuant to various financing transactions:


Outstanding at:         January 31, 1997                                                       1,654,632
                             Granted                                                             103,000
                             Exercised                                                           (30,000)
                             Expired                                                            (390,824)
                                                                                             -----------
Outstanding at:         January 31, 1998                                                       1,336,808
                                                                                             -----------
                             Granted                                                           1,172,484
                             Exercised                                                                 0
                             Expired                                                             (84,900)
                             Expired                                                            (323,373)
                                                                                             -----------
Outstanding at:         January 31, 1999                                                       2,101,019
                                                                                             ===========

  Range of            Number        Weighted average          Weighted            Number          Weighted average
Exercise Prices    Outstanding     Remaining Contractual       average          Exercisable       exercise price
                                          Life               exercise price
                                          ----               --------------
      $0.50-0.99        359,200        7.39                     $0.73             359,200            $0.73
      $1.00-1.99      1,225,169        6.84                     $1.52           1,225,169             $1.52
      $2.00-3.50        516,650        2.24                     $2.24             516,650             $2.24

                   -------------                                              -----------
                      2,101,019                                                2,101,019
                   =============                                              ===========


NOTE 5 - INCOME TAXES

At January 31, 1999 and 1998, the Company had net operating loss carryforwards of approximately $12,000,000 and $9,400,000, respectively for book and tax purposes, expiring from 2005 to 2014. As a result of the Tax Reform Act of 1986, the Company is obligated to pay an alternative minimum tax on its alternative minimum taxable income, even though it has a loss carryfoward. These carryforwards are subject to possible limitations on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which result in more than a 50% point change in ownership.

At this time, the Company does not believe it can reliably predict profitability beyond the current fiscal year. Accordingly, the deferred tax asset applicable to operations subsequent to January 31, 1999 has been reduced in its entirety by the valuation allowance. For the periods ending January 31, 1999 and 1998, the provision for taxes is comprised only of appropriate state income taxes.

Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the years ended January 31, 1999 and 1998, respectively is as follows:

                                                                                   1999             1998
                                                                                   ----             ----
Loss Before Income Taxes                                                      ($2,795,693)     ($1,643,135)
                                                                              ===========      ===========
Computed expected tax credit                                                      907,670          558,666
Operating loss for which no benefits were provided                               (907,670)        (558,666)
State and local tax provision                                                      (1,000)          (4,000)
                                                                              -----------      -----------
Provision for income taxes                                                    ($    1,000)     ($    4,000)
                                                                              ===========      ===========

                               LINKON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases
The Company is obligated for approximately 6,951 square feet of office space under a non-cancelable operating lease. The office lease expires August 31, 1999 and is currently being re-negotiated by the Company. Minimum lease payments remaining under the lease total $78,981. Rent expense charged to operations was $127,009 and $94,791 for the years ending January 31, 1999 and 1998, respectively.

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

NOTE 7 - NOTES PAYABLE - Short Term Liabilities

During the year ended January 31,1999 four (4) individuals who held debt instruments issued by the Company elected, as provided for in the provisions of the debt instrument, to convert their notes to common stock. A total of $250,000 of notes payable were converted to common stock with 208,334 common stock being issued. Due to the conversion price being reduced in two of the four conversions, a loss was recognized in the income statement for $83,000.

Notes payable were also reduced by the Company making a $25,000 payment against another note payable of $100,000 which matured on October 31,1998. The Company has re-negotiated the payment dates for this note and is currently not in default on this obligation.

During the year ended January 31,1999 the Company issued two (2) additional short term notes payable totalling $500,000. Both notes bear an interest rate of 10%, are due six months from the date of the notes, and are unsecured. A total of 100,000 warrants to purchase the Companies stock were issued related to the above two(2) notes. These warrants were assigned a value of $23,500 and this amount was recorded as a discount on the issuance of the two notes.This discount is being amortized over the life of the notes (six months), and as at January 31,1999 the unamortized discount totals $15,322.

NOTE 8 - NOTES PAYABLE - Long Term Liabilities

During the year ended January 31, 1999, the Company issued a note payable to RG Capital Fund in the amount of $1,100,000.This promissory note, is unsecured, bears interest at a rate of 8% per annum, payable quarterly, and is payable in full in one lump sum payment on April 5, 2000. The promissory note contains provisions prohibiting, among other things,

         (1) issuing securities in reliance on Regulation S of the Securities Act
         (2) issuing securities at a price less than 75% of public trading price of the Company's stock
         (3) incurring indebtedness other than in connection with factoring, financed purchases or leases or existing indebtedness of the Company
         (4)      guarantying obligations of its affiliates
         (5)      declaring dividends or redeeming capital stock
         (6)      selling assets outside the ordinary course of business

The proceeds of the loan were used to pay off all amounts owed by the Company to IBJS Capital Corporation which included principal and accrued interest. Due to IBJS Capital accepting, in full payment of their $1,000,000 Debenture, a reduced payment of $850,000 the Company had an extraordinary gain from the pay off of this debt. The gain, as noted above, was reduced by $40,086 of deferred financing cost that was still remaining to be amortized as of the date of the payoff. This net gain of $109,914 was an addition to net income for the year ending January 31, 1999.

                               LINKON CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999

NOTE 8 - (CONTINUED)

In addition to the above promissory note, the Company also issued to R&G Fund warrants to purchase an aggregate of 1,000,000 shares of Common Stock at an exercise price of $1.50, terminating in eighteen months. These warrants were assigned a value of $136,981 and this amount was recorded as a discount on the $1,100,000 note payable. This discount is being amortized over the life of the note payable.



                        Long Term Liabilities:
                                   Year ending January 31,                                 2001        1,100,000
                                   Less Unamortized Discount @ January 31, 1999                          (79,906)

                                                                                                     -----------
                        Total                                                                        $ 1,020,094
                                                                                                     ===========


NOTE 9 - SUPPLEMENTAL CASH FLOWS DISCLOSURES

Cash flows from operating activities for the year ended January 31, 1999 reflects interest paid of $324,160, interest earned of $9,722 and taxes paid of $2,162. The year ended January 31, 1998 reflected interest paid of $26,250, interest earned of $326 and taxes paid of $8,207.

During the year ended January 31, 1998, 30,000 options were exercised to purchase the Common Stock of the Company. These options had an exercise price of $1.50 per option. No options were exercised during the year ended January 31, 1999.

                                  EXHIBIT INDEX

Exhibit
  No.             Description of Document
  ---             -----------------------
3.1               Restated Articles of Incorporation (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated February
                  24, 1997).

3.2 By-laws (Incorporated by reference to Exhibit 8 to the Company's Registration Statement on Form S-18 (File Number
                  33-22054-NY) which became effective on December 14, 1990, as amended by Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended April 30, 1998).

4.1               Linkon Corporation 1996 Stock Option and Performance Incentive
                  Plan (Incorporated by reference to Exhibit B to the Company's proxy statement, dated February 24, 1997).

4.2 Promissory Note, dated April 6, 1998, by the Company in favor of RG Capital Fund LLC, in the principal amount of $1,100,000(incorporated by reference to the Company's Form
                  10KSB for the fiscal year ended January 31, 1998).

4.3 Warrant Certificate, dated April 6, 1998, by the Company in favor of Roberts & Green, Inc. (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31,
                  1998).

4.4* Promissory Note, dated November 17, 1998, by the Company in favor of James Scibelli, in the principal amount of $200,000.

4.5* Promissory Note, dated December 9, 1998, by the Company in favor of Woodland Partners, in the principal amount of $300,000.

4.6* Warrant Certificate, dated December 9, 1998, by the Company in favor of James Scibelli.

4.7* Warrant Certificate, dated December 9, 1998, by the Company in favor of Woodland Partners.

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

10.2              Subscription Agreement, dated April 6, 1998, between the
                  Company and RG Capital Fund LLC (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31,
                  1998).

10.3 Form of Subscription Agreement, dated April 14, 1998, between the Company and each of the investors party thereto that was designated by RG Capital Fund LLC(incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31,
                  1998).

10.4 Warrant Agreement, dated April 6, 1998, between the Company and Roberts & Green, Inc. (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31,
                  1998).

10.5              Registration Rights Agreement, dated April 6, 1998, among the
                  Company, RG Capital Fund LLC and Roberts & Green,
                  Inc.(incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1998).

10.6 Investment Banking and Financial Advisory Services Agreement, dated April 6, 1998, between the Company and Roberts & Green,
                  Inc.(incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1998).

10.7 Release and Termination Agreement, dated April 6, 1998, between the Company and IBJS Capital Corporation.(incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1998).

10.8 Agreement for Purchase of Receivables, dated March 19, 1998, between the Company and Imperial Bank(incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1998).

10.9              Purchase Order Addendum to Agreement for Purchase of
                  Receivables, dated March 26, 1998, between the Company and
                  Imperial Bank(incorporated by reference to the Company's Form
                  10KSB for the fiscal year ended January 31, 1998).

10.10             Commercial Lease, dated June 17, 1997, by and between 140
                  Sherman Street, LLC and the Company(incorporated by reference to the Company's Form 10KSB for the fiscal year ended January
                  31, 1998).

10.11             Form of Incentive Stock Option Agreement under the Company's
                  1996 Stock Option and Performance Incentive Plan(incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1998).

10.12             Form of Non-Qualified Stock Option Agreement under the
                  Company's 1996 Stock Option and Performance Incentive Plan.

10.13* Commercial Lease Amendment, dated May 11, 1998, by and between 140 Sherman Street, LLC and the Company.

10.14* Employment Agreement dated May 19, 1998 between the Company and Mr, Lee W. Hill.

10.15* Employment Agreement dated May 19, 1998 between the Company and Mr. Charles Castelli.

10.16* Employment Agreement dated March 19, 1998 between the Company and Mr. Thomas V. Cerabona.

10.17*            Engagement Agreement, dated February 12, 1999, between the
                  Company and Morgen Evan and Co.

27.1*             Financial Data Schedule.

*        filed herewith