Form 10KSB/A
period 1999-01-31
LINKON CORP
filed 1999-06-02
CIK 833203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A-1
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
         FOR THE TRANSITION PERIOD FROM ............. TO .............

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

           Transitional Small Business Disclosure Format (check one):
                                    Yes    No X

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company's Board of Directors currently consists of four members. Unless a director has been elected by the Board of Directors to fill a vacancy on the Board, all of the directors are elected annually and hold office until the next succeeding Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. The Board may increase the size of the Board in the future in accordance with the Company's Bylaws.

The following table sets forth the name, age, business experience for the past five years and other directorships of each of the Company's directors:


Joao M. Carvalho(57)       Mr. Carvalho has served as a director of the Company
                           since June, 1990. Mr. Carvalho has been the President of Union Commercial Services, Ltd., an offshore investment company with holdings in the United
                           States, Africa and Europe since April, 1990. He is also the President of Unicar Industrial e Commercial, Lda. (also known as Uniao Commercial de Automoveis,
                           Ltd.), a distributor and service provider for American and European automotive, motorcycle, agricultural and industrial machine manufacturers and finance companies. Mr. Carvalho has held this position since April, 1990. He is also the President of Joao Carvalho, Lda., a real estate investment and development company and operations management company since 1978. For the past three years, Mr. Carvalho has also served as President of Unicom International of Florida, Inc.

 Charles Castelli(54)      Mr. Castelli founded Linkon Delaware, Inc. ("Linkon
                           Delaware"), which was engaged in consulting and research and development of computer hardware and software products for the telecommunications industry and which merged with the Company in June, 1990. He is presently the Company's Chief Technology Officer
                           ("CTO") and Chairman of the Board of Directors. He has served as Chairman and as a Director since June, 1990. He served as the Company's President from June,
                           1990 until March, 1993, when be became CTO.

Lee W. Hill (54)           Mr. Hill currently serves as the Company's President
                           and Chief Executive Officer, and has served as such since March, 1993. Mr. Hill also serves as a Director of the Company, a position he has held since
                           September, 1996. From December, 1990 until joining the Company, Mr. Hill was the founder and sole principal of Affluence, Inc., a management consulting firm located in Greenwich, Connecticut.

Daniel Zwiren (42)         Mr. Zwiren has served as a director of the Company
                           since June, 1996. From January 1997 to May 1998 Mr.
                           Zwiren served as a derivative products consultant to Eurobrokers, Inc., a brokerage firm located in New
                           York City. From May 1998 to present and during the period from and prior to April 1993 until December
                           1996, Mr. Zwiren served as Chief Executive
                           Officer--Money Market Products of Lasser Marshall
                           Inc., an investment banking firm located in New York
                           City, New York.



BOARD AND COMMITTEE MEETINGS

  The Board of Directors has established one committee. The Management Compensation and Option Committee is comprised of Messrs. Carvalho and Zwiren, and is responsible for the review and approval of executive officers' salary levels and adjustments, options and other incentive compensation awards and other financial arrangements, including bonus awards and fringe benefits. The Management Compensation and Option Committee did not meet during fiscal 1999; however, it acted by unanimous written consent on several occasions.

Linkon does not have a standing nominating committee. Instead, the Board of Directors selects nominees for directors.

The Board of Directors held 1 regularly scheduled meeting during fiscal 1999. Each director except Mr. Carvalho attended the meeting.


EXECUTIVE OFFICERS

Thomas V. Cerabona (47)    Mr. Cerabona has served as the Company's Senior Vice
                           President, Operations since March, 1996. From 1994 through 1995, Mr. Cerabona served as the Vice
                           President of Operations of Paragon Networks, a data communications equipment company located in
                           Southbury, Connecticut. From 1986 through 1994 Mr.
                           Cerabona held various management positions, including
                           Vice President and General Manager, with Cobotyx
                           Corporation, a voice processing equipment company located in Danbury, Connecticut. Mr. Cerabona was responsible for the financial operations of such corporation and in such capacity was responsible for commencing a reorganization of Cobotyx Corporation pursuant to Chapter 11 of the Bankruptcy Code of 1986, as amended. This bankruptcy proceeding was commenced on May 5, 1993 and culminated in a successful reorganization and a subsequent sale of Cobotyx's operating assets.

James E. Linley (45)       Mr. Linley currently serves as the Company's Vice
                           President of Engineering, a position he has held since March, 1991. In such capacity, he manages the research and development, software development and technical support areas for the Company.


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation for the years ended January 31, 1999, 1998 and 1997 paid to the Company's Chief Executive Officer and the other named executive officers whose compensation is required to be disclosed pursuant to Item 402(a)(2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended:

                                                 ANNUAL COMPENSATION(1)                                         AWARDS
                                                -------------------------                           -----------------------------
NAME AND UNDERLYING                             FISCAL           SALARY                               OTHER ANNUAL        SHARES
PRINCIPAL POSITION                               YEAR              ($)              BONUS ($)       COMPENSATION ($)      OPTIONS
------------------                              ------           --------           ---------       ----------------      -------
Lee W. Hill..................................    1999           $166,499           $ 45,000           $  8,400(2)            150,000
 President and                                   1998           $150,000           $ 45,000           $  8,040(2)             50,000
 Chief Executive Officer                         1997           $150,000           $ 25,000           $  7,349(2)            150,000

Charles Castelli.............................    1999           $140,750           $ 54,000           $  8,400(3)            100,000
 Chairman,                                       1998           $ 96,000           $ 19,000           $  8,640(3)              7,000
 Chief Technology                                1997           $ 96,000                 --           $  8,400(3)            162,000
 Officer

Thomas V. Cerabona...........................    1999           $122,474           $ 36,500           $  6,000(4)             75,000
 Vice President of                               1998           $102,000           $ 34,500           $  6,000(4)             30,000
 Operations                                      1997           $ 89,250           $ 11,500           $  6,000(4)             75,000

----------

(1) Columns entitled "Restricted Stock Award(s)", "LTIP Payouts", and "All Other Compensation" have been excluded because they are not applicable to any fiscal year covered by this table.

(2) Mr. Hill has received an automobile allowance from the Company of $670, $670 and $612 per year for fiscal years 1999, 1998 and 1997, respectively.

(3) Mr. Castelli has received an automobile allowance from the Company of $700, $720 and $700 per month for fiscal years 1999, 1998 and 1997, respectively.

(4) Mr. Cerabona has received an automobile allowance from the Company for the last three fiscal years of $500 per month.


                        OPTION GRANTS IN FISCAL YEAR 1999

The following table sets forth certain information concerning grants of stock options to each of the Company's named executive officers during the fiscal year ended January 31, 1999.

                                                        INDIVIDUAL GRANTS(1)
                                                        --------------------
                                                                                  PERCENT OF
                                                        NUMBER OF                 TOTAL OPTIONS
                                                        SHARES                    GRANTED TO
                                                        UNDERLYING                EMPLOYEES IN        EXERCISE OR         EXPIRATION
NAME                                                    OPTIONS GRANTED           FISCAL 1999(2)      BASE PRICE            DATE
----                                                    ---------------           --------------      ----------          ----------
Lee W. Hill ................................                150,000                   26.2%             $  1.50            5/19/08
Charles Castelli ...........................                100,000                    3.7%             $  1.50            5/19/03
Thomas V. Cerabona .........................                 75,000                   15.7%             $  1.50            5/19/08

----------
(1) Each of these options was granted pursuant to the Plan and is subject to the terms of such plan. These options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.

(2) An aggregate 598,500 options were granted to employees, officers and/or directors and consultants of the Company during fiscal year 1999.

                                ----------------

        AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED JANUARY 31, 1999
                        AND FISCAL YEAR END OPTION VALUES

                                                                                  VALUE OF
                                               UNEXERCISED OPTIONS (#)            UNEXERCISED IN-THE-MONEY
                                               AT FISCAL YEAR END                 OPTIONS AT FISCAL YEAR END
NAME                                           EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
----                                           -------------------------          -------------------------
Lee W. Hill ...........................               600,000/0                              $0
Charles Castelli ......................               269,000/0                              $0
Thomas V. Cerabona ....................               180,000/0                              $0


EMPLOYMENT AGREEMENTS

  On May 19, 1998, the Company and Mr. Lee W. Hill, the Company's President and Chief Executive Officer, entered into a three year employment agreement. The agreement provides that Mr. Hill will receive a base salary of $150,000 which will be reviewed annually and a performance bonus of $25,000 which is to be paid annually based upon the achievement of certain defined corporate goals. In addition, Mr. Hill will, subject to approval of the Plan Amendment, receive 150,000 immediately vested options to purchase Common Stock as a signing bonus, which options will have an exercise price equal to $1.50 (the fair market value of a share of Common Stock on the date of grant). Mr. Hill is also entitled to participate in Company benefit plans and will receive a one month paid vacation per year and an automobile allowance of $700 per month over the term of the agreement.

  On May 19, 1998, the Company and Mr. Charles Castelli, the Company's Chairman and CTO, entered into a three year employment agreement. The agreement provides that Mr. Castelli will receive a monthly base salary of $150,000, which will be reviewed annually and a performance bonus of $25,000 which is to be paid annually based upon the achievement of certain defined corporate goals. In addition, Mr. Castelli, subject to approval of the Plan Amendment, will receive 100,000 fully vested options to purchase Common Stock as a signing bonus, which options will have an exercise price equal to $1.65 (110% of the fair market value of a share of Common Stock on the date of grant). Mr. Castelli is also entitled to participate in Company benefit plans and will receive a one month paid vacation per year and an automobile allowance of $700 per month over the term of the agreement.

  On May 19, 1998, the Company and Mr. Thomas V. Cerabona, the Company's Senior Vice President--Operations and Corporate Secretary, entered into a two year employment agreement. The agreement provides that Mr. Cerabona will receive a base salary of $125,000, which will be reviewed annually and a performance bonus of $25,000 which is to be paid annually based upon the achievement of certain defined corporate goals. In addition, Mr. Cerabona will, subject to approval of the Plan Amendment, receive 75,000 fully vested options to purchase Common Stock as a signing bonus, which options will have an exercise price equal to $1.50 (the fair market value of a share of Common Stock on the date of grant). Mr. Cerabona is also entitled to participate in Company benefit plans and will receive one month paid vacation per year and an automobile allowance of $500 per month over the term of the agreement.

COMPENSATION OF DIRECTORS

Non-Employee Directors are granted each quarter shares of Common Stock of the Company having an aggregate fair market value equal to $3,750 as of the last day of each such fiscal quarter. Board members are reimbursed for all reasonable out-of-pocket expenses, including travel expenses, incurred in connection with their services as directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of May 31, 1999, the number of outstanding shares of the common stock of Linkon beneficially owned by each of the directors and executive officers individually, and by all directors and executive officers as a group. Except as otherwise indicated, each of the following persons has sole voting and investment power with respect to the shares beneficially owned by him.


NAME AND ADDRESS                                                                                                       APPROX.
OF BENEFICIAL                                                                         BENEFICIAL                       PERCENT
OWNER                                                                                 OWNERSHIP                        OF CLASS
----------------                                                                      ---------                        --------
Joao M. Carvalho ............................................................           130,996(1)                       96   %

Charles Castelli ............................................................         2,069,000(2)                       15.16%

Thomas V. Cerabona ..........................................................           180,000(3)                        1.32%

Lee W. Hill .................................................................           600,000(4)                        4.40%

James E. Linley .............................................................           741,600(5)                        5.43%

Daniel Zwiren ...............................................................           202,662(6)                        1.49%

NAME AND ADDRESS                                                                                                       APPROX.
OF BENEFICIAL                                                                         BENEFICIAL                       PERCENT
OWNER                                                                                 OWNERSHIP                        OF CLASS
----------------                                                                      ---------                        --------
Executive Officers and Directors as a Group
  (6 persons) ...............................................................         3,924,258(7)                       28.76%

Total Shares Outstanding as of May 31, 1999 .................................        13,645,228

----------
(1) Comprised of (i) 80,996 shares of Common Stock held by Mr. Carvalho and (ii) 50,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $.75 per share.

(2) Comprised of (i) 1,800,000 shares of Common Stock held by Mr. Castelli, (ii) 162,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $0.83 per share, (iii) 7,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $0.62 per share and (iv)100,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $1.65 per share.

(3) Comprised of (i) 75,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $0.75 per share,
(ii) 30,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $0.56 per share and (iii) 75,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $1.50 per share.

(4) Comprised of (i) 400,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $0.75 per share,
(ii) 50,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $0.56 per share and (iii) 150,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $1.50 per share.

(5) Comprised of (i) 600,000 shares of Common Stock held by Mr. Linley, (ii) 9,600 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $0.75 per share (3,100 of which options are held by Anna Linley, Mr. Linley's wife, who is also an employee of the Company), (iii) 24,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $0.56 per share (4,000 of which options are held by Anna Linley) and (iv) 108,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $1.50 per share (10,000 of which options are held by Anna Linley).

(6) Comprised of (i) 94,329 shares of Common Stock held by Mr. Zwiren, (ii) 33,333 shares currently acquirable upon the exercise of 33,333 Warrants to purchase Common Stock at an exercise price equal to $1.50 per share, and (iii) 75,000 shares currently acquirable upon the exercise of options to purchase Common Stock at an exercise price equal to $0.75 per share.

(7) Comprised of (i) 2,575,325 shares currently held by executive officers and directors as a group, (ii) 1,348,933 shares currently acquirable upon the exercise of warrants or options to purchase Common Stock at exercise prices ranging from $0.56 to $1.50 per share.

To the knowledge of Linkon, the following table lists those parties (other than Messrs. Castelli and Linley each of whose beneficial ownership is disclosed in the immediately preceding table) who beneficially owned more than 5% of the Common Stock outstanding as of May 31, 19998:

                                                   AMOUNT OF          APPROX.
NAME AND ADDRESS                                   BENEFICIAL         PERCENTAGE
OF BENEFICIAL OWNER                                OWNERSHIP          OF CLASS
-------------------                                ---------          --------
Mr. James Scibelli ..................              2,680,000(1)        8.71%
Mr. Piers M. MacDonald ..............                913,000(2)        6.85%

----------
(1) Comprised of (i) 1,680,000 shares of Common Stock held by RG Capital Fund, LLC and (ii) 1,000,000 shares of Common Stock issuable upon the exercise of Warrants held by Roberts & Green, Inc. Mr. Scibelli, by virtue of the fact that he is the sole shareholders, sole director and sole officer of Roberts & Green, Inc. has sole power to vote and dispose of shares of Common Stock held by Roberts & Green, Inc. Mr. Scibelli, by virtue of the fact that he is the sole shareholder, sole director and sole officer of RG Capital Corp., the Managing Director of RG Capital Fund, LLC, has the shared power to vote and sole power to dispose of the shares of Common Stock held by RG Capital Fund, LLC. As such, Mr. Scibelli beneficially owns 2,680,000 shares of the Company's Common Stock. Excludes 720,000 shares of Common Stock held by certain investors designated by RG Capital Fund LLC pursuant to a Subscription and Stock Purchase Agreement between the Company and RG Capital Fund, LLC.

(2) Comprised of (i) 538,000 shares of Common Stock owned by Gulfstream Partners, L.P. ("Gulfstream"), a limited partnership of which Mr. MacDonald is managing general partner, (ii) 120,000 shares of Common Stock held by Mr. MacDonald, and (iii) 255,000 shares of Common Stock held by Bonner MacDonald, Mr. MacDonald's wife.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and 10% beneficial owners of the Company's Common Stock to file certain reports concerning their ownership of the Company's equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recently competed fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recently completed fiscal year, and other information of which the Company is aware, no director, executive officer or beneficial owner of 10% or more of the Company's Common Stock failed to make a requisite filing on a timely basis.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  On April 6, 1998, the Company consummated an equity and debt financing transaction with RG Capital Fund LLC (the "RG Fund"). The equity financing part of the transaction involved the sale to the RG Fund and certain investors designated by it, pursuant to the terms of a Subscription and Stock Purchase Agreement (the "RG Subscription Agreement") between the Company and the RG Fund, of an aggregate of 2,400,000 shares of the Company's Common Stock for anaggregate consideration of $1,800,000.

The debt portion of the RG Fund financing consisted of a loan to the Company by the RG Fund in the principal amount of $1,000,000. The loan is evidenced by a promissory note issued by the Company to the RG Fund in like principal amount bearing interest at an annual rate of 8%. The RG Fund promissory note is unsecured and payable in one lump sum on April 5, 2000.

On April 6, 1998, the Company also issued to Roberts & Green, Inc. ("R&G") warrants to purchase 1,000,000 shares of the Company's Common Stock at a price of $1.50 per share in connection with its entry into an investment banking financial advisory services agreement with R&G.

On November 17, 1998, the Company completed a debt financing in the amount of $200,000, securred by a 6 month Promissory Note in favor of James Scibelli. As a part of the transaction, the Company issued 40,000 Warrants at an exercise price of $0.50.

On December 9, 1998, the Company completed a debt financing in the amount of $300,000, securred by a 6 month Promissory Note in favor of Woodland Partners. As a part of the transaction, the Company issued 60,000 Warrants at an exercise price of $0.50.

During the period of 2/1/99 and 4/30/99, the Company has raised approximately $380,000 through a combination of stock option and warrant exercises and short term debt financing.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 1st day of June, 1999.

                              LINKON CORPORATION

                              By:  /s/ Lee W. Hill
                                   --------------------------------------
                                   Lee W. Hill, Chief Executive
                                   Officer, President and Director

                              By:  /s/ Thomas V. Cerabona
                                   --------------------------------------
                                   Thomas V. Cerabona
                                   Senior Vice President of  Operations,
                                   Chief Accounting Officer and Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                                         Title                                    Date
---------                                         -----                                    ----
/s/Charles Castelli                         Chairman of the                             June 1, 1999
--------------------------                  Board of Directors
Charles Castelli


/s/Daniel Zwiren                            Director                                    June 1, 1999
--------------------------
Daniel Zwiren

                                            Director                                    June 1, 1999
--------------------------
Joao Carvalho


/s/ Lee Hill                                Chief Executive                             June 1, 1999
--------------------------                  Officer, President
Lee W. Hill                                 and Director
