Form 10QSB
period 1999-04-30
LINKON CORP
filed 1999-06-21
CIK 833203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED     APRIL, 30 1999


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

                                 (203) 319-3175
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES     X          NO

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

            CLASS                                   OUTSTANDING AT JUNE 17, 1999
COMMON STOCK, PAR VALUE $.001 PER SHARE                        13,666,478
                                                               ==========

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
  YES      ;  NO   X

                               LINKON CORPORATION

                                   FORM 10-QSB

                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED APRIL 30, 1999


                                                                                Page to Page
                                                                                ------------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

                  Consolidated Balance Sheet - April 30, 1999 and                    3-4
                      January 31, 1999

                  Consolidated Statements of Operations - Three Months
                    Ended April 30, 1999 and 1998                                      5

                  Consolidated Statements of Cash Flows - Three Months
                    Ended April 30, 1999 and 1998                                      6

                  Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      8-10

                  Exhibit I - Calculation of Earnings per Share                        11

PART II.  Other Information                                                            12

Item 1    Legal Proceedings                                                            12

Item 2.   Changes in Securities and Use of Proceeds                                    12

Item 3.   Defaults Upon Senior Securities                                              12

Item 6.   Exhibits and Reports on Form 8-K                                             13

                  Signatures                                                           14

                          PART 1- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        LINKON CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                   A S S E T S

                                                     APRIL 30,              JANUARY 31,
                                                       1999                    1999
                                                    -----------             -----------
CURRENT ASSETS

  Cash and Cash Equivalents                         $    83,736             $   376,596
  Accounts Receivable (Net of Allowance)                 30,271                 191,358
  Notes Receivable                                         --                      --
  Other Receivables                                        --                      --
  Inventory                                             614,352                 879,366
  Prepaid Expenses                                        8,969                  20,496
                                                    -----------             -----------


       Total Current Assets                             737,328               1,467,816
                                                    -----------             -----------

MACHINERY & EQUIPMENT

  Machinery & Equipment, at cost                      1,629,967               1,629,018

  Less:  Accumulated Depreciation                    (1,278,467)             (1,227,467)
                                                    -----------             -----------

       Machinery & Equipment, Net                       351,500                 401,551
                                                    -----------             -----------

OTHER ASSETS

  Software (Net of Amortization)                        875,306                 894,845
  Investments, at cost                                   25,000                  25,000
  Prepaid Financing Costs                                 5,228                   7,843
  Security Deposits                                      18,563                  18,563
                                                    -----------             -----------


Total Other Assets                                      924,097                 946,251
                                                    -----------             -----------

                                                    $ 2,012,925             $ 2,815,618
                                                    ===========             ===========

The accompanying notes to consolidated financial statements are an integral part of this report.

                        LINKON CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      APRIL 30,               JANUARY 31,
                                                        1999                     1999
                                                    ------------             ------------
CURRENT LIABILITIES

  Accounts Payable                                  $  1,358,405             $  1,341,743
  Notes Payable-Current                                  825,000                  559,678
  Customer Advance Deposits                               21,000                  216,128
  Accrued Salaries                                          --                       --
  Taxes Payable                                             --                      1,000
  Interest Payable                                        90,599                   54,245
  Accrued Expenses                                       218,510                  369,495
                                                    ------------             ------------

      Total Current Liabilities                        2,513,514                1,783,707
                                                    ------------             ------------


LONG TERM LIABILITIES

  Notes Payable, Net                                   1,037,217                1,020,094
                                                    ------------             ------------


COMMITMENTS AND CONTINGENCIES                               --                       --

STOCKHOLDERS' EQUITY

 Common Stock, $.001 Par Value,
    24,900,000 shares authorized,
    13,666,478 shares issued and
    outstanding                                           13,667                    13522

Preferred Stock, $.001 Par Value
   1,000,000 shares authorized,
   none issued and outstanding
 Capital in Excess of Par Value                       11,872,579               11,717,549
 Retained Earnings (Accumulated Deficit)             (13,424,052)             (12,477,836)

        Total Stockholders' Equity                    (1,537,806)                (746,765)
                                                    ------------             ------------

                                                    $  2,012,925             $  2,815,618
                                                    ============             ============

The accompanying notes to consolidated financial statements are an integral part of this report.

                        LINKON CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     THREE MONTHS              THREE MONTHS
                                                    ENDED APRIL 30,           ENDED APRIL 30,
                                                          1999                     1998
                                                      ------------             ------------
Gross Revenues                                        $    396,101             $    868,623

Cost of Goods Sold - Product                               288,377                  544,052
                   - Software amortization                  96,120                   96,120
                                                      ------------             ------------

                                                           384,497                  640,172
                                                      ------------             ------------


Gross Margin On Sales                                       11,604                  228,451

Selling, General and
  Administrative Expenses                                  785,342                  784,396

Research and Development                                    97,233                   79,855
                                                      ------------             ------------

                                                           882,575                  864,251
                                                      ------------             ------------


Operating Income (Loss)                                   (870,971)                (635,800)

OTHER INCOME (EXPENSE)
     Interest Income                                           279                    1,775
  Interest Expense                                         (75,524)                 (49,108)
                                                      ------------             ------------

                                                           (75,245)                 (47,333)
                                                      ------------             ------------

Income(Loss) Before Income Taxes                          (946,216)                (683,133)

Income Taxes                                                  --                      1,000
                                                      ------------             ------------

Income (Loss)Before Extraordinary Item                    (946,216)                (684,133)

Extraordinary item - net gain on pay off
                     of note payable                          --                    109,914
                                                      ------------             ------------


Net Income(Loss)                                      $   (946,216)            $   (574,219)
                                                      ============             ============



Earnings(Loss)per share
    Before extraordinary item                         ($      0.07)            ($      0.06)
    Extraordinary Item                                        --                $      0.01
                                                      ------------             ------------

        Net Earnings(Loss)                            ($      0.07)            ($      0.05)
                                                      ------------             ------------


Average shares outstanding                              13,519,854               11,502,502
                                                      ------------             ------------

The accompanying notes to consolidated financial statements are an integral part of this report.

                        LINKON CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                   THREE MONTHS ENDED APRIL 30,
                                                                   1999                    1998
                                                               -----------             -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)- Before Extraordinary Item                 $  (946,216)            $  (684,133)

  Add: Adjustments to Reconcile Net Loss to
       Net Cash Used in Operating Activities:
  Depreciation & Amortization                                      179,565                 155,414
  Stock and Warrants issued for services                            75,000                    --

     Changes in Assets and Liabilities:

  (Increase) Decrease in Accounts Receivable                       161,087                (532,483)
  (Increase) Decrease in Other Receivables                            --                     1,972
  (Increase) Decrease in Inventory                                 265,014                (176,029)
  (Increase) Decrease in Prepaid Expenses                           11,527                 (23,141)
  (Increase) Decrease in Software                                  (76,581)                (83,186)
  (Increase) Decrease in Prepaid Financing Cost                      2,615                   2,615
  (Increase) Decrease in Security Deposits                            --                    (1,431)
  Increase (Decrease) in Accounts Payable                           16,662                  63,197
  Increase (Decrease) in Accrued Expenses                         (150,985)               (143,410)
  Increase (Decrease) in Interest Payable                           36,354                (220,327)
  Increase (Decrease) in Accrued Salaries                             --                    45,000
  Increase (Decrease) in Customer Deposits                        (195,128)                (90,349)
  Increase (Decrease) in Taxes Payable                              (1,000)                   (377)
                                                               -----------             -----------

Net Cash Used in Operating Activities                             (622,086)             (1,686,668)
                                                               -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid to Purchase Equipment                                       (949)                (42,328)
Investment in Non-Marketable Securities                               --                   (25,000)
                                                               -----------             -----------

Net Cash Provided by (Used in) Investing Activities                   (949)                (67,328)
                                                               -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sale of Common Stock                                80,175               1,817,076
  Proceeds from issuance of Note Payable                           300,000               1,100,000
  Principal payments on Notes Payable                              (50,000)               (900,000)
                                                               -----------             -----------

Net Cash Provided by (Used in) Financing Activities                330,175               2,017,076
                                                               -----------

Net Increase (Decrease) in Cash                                   (292,860)                263,080

Cash and Cash Equivalents at Beginning of Period                   376,596                 511,961
                                                               -----------             -----------

Cash and Cash Equivalents at End of Period                     $    83,736             $   775,041
                                                               ===========             ===========

The accompanying notes to consolidated financial statements are an integral part of this report.

                               LINKON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 1999


1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments(consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1999 and 1998, and January 31, 1999, and the results of operations for the three month periods ended April 30, 1999 and 1998 and cash flows for the three month periods ended April 30, 1999 and 1998.

         The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements in the Linkon Corporation Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999.

2)  ANALYSIS  OF STOCKHOLDERS' EQUITY:

                                                                              Capital
                                    Outstanding                              in Excess          Accumulated
                                       Shares              Amount           of Par Value          Deficit
                                    ------------        ------------        ------------        ------------
Balance January 31, 1999              13,521,578        $     13,522        $ 11,717,549        $(12,477,836)

Issuance of                              129,900        $        130        $     80,045                --
Common Stock, Net of
Expenses

Value assigned to stock and               15,000                  15              74,985                --
Warrants issued for services

Loss for Three Months
  Ended April 30, 1998                      --                  --                  --              (946,216)
                                    ------------        ------------        ------------        ------------

Balance - April 30, 1999              13,666,478        $     13,667        $ 11,872,579        $(13,424,052)
                                    ============        ============        ============        ============

3) FINANCING OF OPERATIONS:

See Management's Discussion and Analysis- Liquidity and Capital Resources as to the Company's need for additional capital and any plans for the future financing of its operations.

4)VALUE ASSIGNED TO WARRANTS

See Management's Discussion and Analysis- Liquidity and Capital Resources, Issuance of Notes Payable/Gain on Payoff of Note Payable, as to issuance of warrants.

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 10, 1999, Linkon Corporation (hereinafter referred to as "Linkon" or the "Company") laid off all but one employee due to the fact that the Company has run out of cash. While the Company still hopes to attract equity capital, rehire employees and continue its business plan, and while the Company's officers are actively endeavoring to raise equity capital, there can be no assurances that it will be able to do so. The remainder of this Item 1 describes the Company's business on the assumption that the Company will be able to continue its operations.

NET INCOME (LOSS)

                  The Company reported a net loss of $946,216 for the first three months of fiscal 1999 as compared to a net loss of $574,219 for the same period during the prior year. This increase in the net loss reported by the Company was due to the following factors:

                  Revenues decreased from $868,623 in the first three months of fiscal 1999 to $396,101 in the same three months of fiscal 2000. This is discussed more fully under the section entitled "Revenues" below.

                  Gross Margin decreased from 26% in the first three months of fiscal year 1999 to 3% in the same three months of fiscal year 2000. This is more fully discussed under the section entitled "Cost of Goods Sold" below.

REVENUES

                  For the three months ended April 30, 1999 revenues decreased by $472,522 from the three month period ended April 30, 1998, a decrease of 54%. This decrease was due mainly to a loss of sales activity from AT&T and Sequel, which combined provided approximately 69% of the Company's revenues in Fiscal 1999. The Company's total order backlog as of April 30, 1999 was approximately $6,000, and as of June 18, 1999 was approximately $192,000. Substantially the entire backlog is for products scheduled to be shipped during the second quarter of fiscal 1999.

COST OF GOODS SOLD

                  Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization, were $384,497 and $640,173, or 97% and 74% of revenues, for the three months ended April 30, 1999 and 1998, respectively. Excluding software amortization, Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $288,377 and $544,053, or 73% and 63% of revenues, for the three months ended April 30, 1999 and 1998, respectively.

                  Management attributes the increase in cost of goods sold as a percentage of revenues to sales discounts provided to customers to stimulate sales in a highly competitive market. The cost of goods sold varies with each product line, with software having less material cost than hardware. The primary costs incurred by the Company are for materials and equipment relating to its hardware products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management.

                  While management continues to believe that its products can ultimately be sold with higher margins, management realizes the need to gain market share for its products and will, for the near term, continue to be aggressive in its pricing policy. However, management also believes that the cost of sales will go down as customers begin to order enhanced software features, which features carry significantly lower costs as a percentage of revenues than the Company's hardware products, as well as a result of manufacturing and research and development projects aimed at increasing efficiency while reducing cost.

                  Software amortization costs for the three months ending April 30, 1999 and 1998, were $96,120 and $96,120, respectively. These amounts were 24% and 11% of revenues for the three months ending April 30, 1999 and 1998, and are included in the Cost of Goods Sold total percentage of 97% and 74% for the above periods being presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                            Selling, General and Administrative expenses for the
three months ended April 30, 1999 and 1998 were $785,342 and $784,396, respectively, essentially unchanged. This constituted approximately 198% and 90% of revenues for the three months ended April 30, 1999 and 1998, respectively. Selling, General and Administrative expenses will be greatly reduced going forward unless and until the Company is able to rehire its workforce.

RESEARCH, DEVELOPMENT AND SOFTWARE

                  The Company incurred total research, development and software costs of approximately $170,133 and $152,755 for the three months ended April 30, 1999 and 1998, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product. For the periods ending April 30, 1999 and 1998 the amounts capitalized were $72,900 for both periods. The increase in research and development costs was primarily due to increases in staffing to support the continued development efforts on the LinkNetTM product line. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. Research and Development expenses will be greatly reduced going forward unless and until the Company is able to rehire its personnel.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary capital requirements to date have been to fund losses from operations. In addition, from time to time the Company has required capital to fund increases in inventory of certain products necessary for the Company to sell such products. The Company has funded its capital requirements through the receipt of proceeds from private placements of convertible debt and equity (see below), the exercise of warrants, interest earned from the investment of such proceeds in interest earning assets, factoring facilities (see below) and revenues from operations. During the three months ended April 30, 1999 the net cash deficit from operating activities was approximately $622,086, net cash provided by financing activities was $330,175, and net cash used for investment activities was approximately $1,000. This resulted in a net decrease in cash during the three months ended April 30, 1999 of approximately $293,000, decreasing the Company's cash and cash equivalents from approximately $377,000 as of January 31, 1999 to approximately $84,000 as of April 30, 1999. As of April 30, 1999, the Company's working capital position (current assets minus current liabilities) was negative by approximately $1,776,000 as compared to January 31, 1999 when it was negative by approximately $1,074,473. As of June 18, 1999, the Company had cash on hand of approximately $25,000. By any measure, the Company is currently insolvent.

                  The Company needs to raise cash through financing activities (presumably through the sale of equity securities and/or convertible debt, and/or the sale or licensing of its technology) in the very near future in order to be able to fund its continuing losses and recommence its operations. In fact, if the Company is not able to raise a substantial amount of new capital by the end of June, 1999, it will probably have little choice other than allowing its assets to be seized by creditors or seeking protection under federal bankruptcy law.

During the period of 2/1/99 and 4/30/99, the Company has raised approximately $380,000 through a combination of stock option and warrant exercises($80,000) and short term debt financing($300,000).

                  The Company does not currently contemplate any significant capital expenditures during fiscal 2000.

                  The Company's ability to have adequate capital for the fiscal year ending on January 31, 2000 and periods thereafter (including the ability to repay the $1,100,000 due to the RG Fund in April 2000) will be dependent upon the Company's ability to both raise additional capital and, after recommencing operations, gain market acceptance of its products and/or raise additional capital.

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

The Company believes, after investigation, that all software and hardware products that it is currently in the process of manufacturing (directly or through vendors) are Year 2000 compliant. However, the Company usually sells such products "bundled" with hardware and software components obtained from third party vendors. Due to the lay-off of personnel, the Company is not currently able to continue its investigation and written inquiry of its suppliers as to whether all of these bundled components are Year 2000 compliant, and that all such components are Year 2000 compliant, or will after modification be compliant, during the first half of fiscal 2000. The Company believes, after investigation, that its own software operating systems are Year 2000 compliant. The Company has successfully completed an upgrade to the Escape platform sold to its largest customer, AT&T, for Y2K compliance. Funds for such costs have not been reserved for, and therefore as expended, will have a direct negative impact on the Company's future income.

If, however, the Company, its suppliers and other third parties with whom the Company maintains business relations are unable to resolve any arising Year 2000 problems in a timely manner, risk to the Company's financial condition could result. In addition, in the event that the economy as a whole is materially and adversely effected by widespread interruptions, or by failures of key infrastructure providers (such as banks and utilities), or in the event that the computer and software industry are disrupted generally by Year 2000 glitches, it is likely that the Company's financial condition and results of operations would be materially adversely effected.

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

                                    EXHIBIT I

                               LINKON CORPORATION

                        CALCULATION OF EARNINGS PER SHARE
                                   (UNAUDITED)

                                                         THREE MONTHS           THREE MONTHS
                                                             ENDED                 ENDED
                                                        APRIL 30, 1999         APRIL 30, 1998
                                                        --------------         --------------
Loss for the Period                                     $      (946,216)        $   (574,219)
                                                        ===============         ============


Weighted Number of Shares Outstanding                        13,519,854           11,502,502
                                                        ===============         ============


Loss Per Share:                                         $          (.07)        $       (.05)
                                                        ===============         ============

                               LINKON CORPORATION

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         By complaint dated January 4, 1999, Syrinx Speech Systems Pty. Limited commenced a civil action against Linkon in the Connecticut Superior Court, Syrinx Speech Systems Pty. Ltd. v. Linkon Corp., CV-99-0358989-S, alleging payment due and owing on invoices for services performed. In conjunction with and based upon the complaint, Syrinx applied for a prejudgment attachment against Linkon in the amount of $1 million. Following negotiations, including with respect to the quality and nature of services performed and to be performed by Syrinx, Linkon and Syrinx entered into a settlement agreement dated April 5, 1999. Under the terms of the settlement agreement, Linkon agreed to have judgment entered against it in the amount of $802,500.00, and judgment in that amount has been entered against Linkon. As part of the settlement agreement, Syrinx agreed that it would not execute upon the judgment until June 1, 1999, provided that Linkon remains in compliance with the conditions of the settlement agreement, which include that Linkon make an installment payment of $30,000 by May 1, 1999 (which was paid) and pay to Syrinx an adjustable percentage of new equity investment toward satisfaction of the judgment. Because Linkon failed to comply with the conditions of the settlement agreement, Syrinx is currently entitled to execute immediately upon the judgment to recover from Linkon the amount of the judgment (less any payments made by Linkon toward the judgment pursuant to the settlement agreement), plus reasonable costs of execution, including attorneys' fees. Until such time as the judgment amount of $802,500.00 is paid to Syrinx in accordance with the terms of the settlement agreement, the restrictions set forth in the settlement agreement remain in effect, including that Linkon will not incur or assume debt, encumbrances, liens, conditional sales, lease commitments or a disposal of assets except as provided for in the settlement agreement.

         In a separate matter, Linkon has entered into a settlement agreement with Devendra Bhagat ("Bhagat"). In response to a demand for payment on a Convertible Subordinated Debenture previously issued to Bhagat by Linkon in the amount of $100,000.00, Linkon agreed to make payment on the debenture. By agreement dated December 22, 1998, Linkon agreed to pay Bhagat $106,335.62 in principal and interest in four (4) installments, the last installment to be paid no later than May 17, 1999. Linkon has paid the first three (3) installments in the aggregate amount of $78,616.44, leaving a balance of $25,219.18. As part of the consideration for the settlement agreement with Bhagat, Linkon signed an affidavit of confession of judgment which would allow Bhagat, upon a default by Linkon under the settlement agreement, to have judgment entered in New York Supreme Court against Linkon for any remaining balance due under the December 22, 1998 settlement agreement. Linkon has defaulted on the last payment and Bhagat has seized $11,000 thus far in Linkon's bank account to satisfy such default.

Item 2. Changes in Securities and Use of Proceeds

On February 12, 1999, the Company issued 15,000 shares of common stock, and warrants to purchase an additional 30,000 shares of common stock at a price of $1.50 per share, to Morgen, Evan and Co., Inc., as additional consideration for consulting services relating to the possibility of the Company entering into a strategic alliance with a Japanese based company. The Company believes that the issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of the exemption set forth in
Section 4(2) thereof.

Item 3.   Defaults Upon Senior Securities

Linkon is currently in default of the following:

         - Promissory note to RG Capital Fund in the amount of $1,100,000 for interest payments due April 30, 1999.

         - Promissory note to James Scibelli in the amount of $200,000, for principal and interest payments due May 17, 1999.

         - Promissory note to Woodland Partners in the amount of $300,000, for principal and interest payments due June 9, 1999.

Item 6.  Exhibits and Reports on Form 8-K

                  a. Exhibits

             Exhibit
               No.         Description of Document
               ---         -----------------------
                27         Financial Data Schedule for the period ended April
                           30, 1999
                           (filed separately herewith)


                b.         Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended April 30, 1999.

                               LINKON CORPORATION




In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  LINKON CORPORATION
                                                  ------------------
                                                  Registrant


DATED:    June 21, 1999                           /s/ Lee W. Hill
                                                  ----------------
                                                  BY: LEE W. HILL
                                                  PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER


DATED:    June 21, 1999                           /s/  Thomas V. Cerabona
                                                  -----------------------
                                                  BY:   THOMAS V. CERABONA
                                                  SENIOR VICE PRESIDENT
                                                  PRINCIPAL ACCOUNTING OFFICER

                                  EXHIBIT INDEX


            Exhibit
               No.         Description of Document
               ---         -----------------------
                27         Financial Data Schedule for the period ended
                           April 30, 1999(1)

------------------

(1) Submitted separately, electronically.