Form 10QSB
period 1999-07-31
LINKON CORP
filed 1999-09-20
CIK 833203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED     JULY 31, 1999


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
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

            CLASS                            OUTSTANDING AT SEPTEMBER 17, 1999
            -----                            ---------------------------------
COMMON STOCK, PAR VALUE $.001 PER SHARE                13,674,478
                                                       ==========

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
  YES      ;  NO   X

                               LINKON CORPORATION

                                   FORM 10-QSB

                                QUARTERLY REPORT
                     FOR THE SIX MONTHS ENDED JULY 31, 1999


                                                                                  Page to Page
                                                                                  ------------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

                  Consolidated Balance Sheet - July 31, 1999 and                       3-4
                      January 31, 1999

                  Consolidated Statements of Operations - Six months                    5
               Ended July 31, 1999 and 1998

                  Consolidated Statements of Operations - Three months
               Ended July 31, 1999 and 1998                                             6

                  Consolidated Statements of Cash Flows - Six months
               Ended July 31, 1999 and 1998                                             7

            Notes to Consolidated Financial Statements                                  8

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                             9-11

             Exhibit I - Calculation of Earnings per Share                              12

PART II.  Other Information                                                            13-14

Item 1    Legal Proceedings                                                             13

Item 3    Defaults upon Senior Securities                                               13

Item 6.   Exhibits and Reports on Form 8-K                                              14

             Signatures                                                                 15

                          PART 1- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        LINKON CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                   A S S E T S

                                                 JULY 31,           JANUARY 31,
                                                   1999                 1999
                                                -----------         -----------
CURRENT ASSETS

  Cash and Cash Equivalents                     $    12,456         $   376,596
  Accounts Receivable (Net of Allowance)             25,940             191,358
  Notes Receivable                                     --                  --
  Other Receivables                                    --                  --
  Inventory                                         388,257             879,366
  Prepaid Expenses                                   31,530              20,496
                                                -----------         -----------


       Total Current Assets                         458,183           1,467,816
                                                -----------         -----------

MACHINERY & EQUIPMENT

  Machinery & Equipment, at cost                  1,629,967           1,629,018

  Less:  Accumulated Depreciation                (1,329,467)         (1,227,467)
                                                -----------         -----------

       Machinery & Equipment, Net                   300,500             401,551
                                                -----------         -----------

OTHER ASSETS

  Software (Net of Amortization)                    779,186             894,845
  Investments, at cost                               25,000              25,000
  Prepaid Financing Costs                             2,614               7,843
  Security Deposits                                  17,964              18,563
                                                -----------         -----------


Total Other Assets                                  824,764             946,251
                                                -----------         -----------

                                                $ 1,583,447         $ 2,815,618
                                                ===========         ===========

The accompanying notes to consolidated financial statements are an integral part of this report.

                        LINKON CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  JULY 31,            JANUARY 31,
                                                    1999                 1999
                                                ------------         ------------
CURRENT LIABILITIES

  Accounts Payable                              $  1,326,195         $  1,341,743
  Notes Payable-Current                              812,619              559,678
  Customer Advance Deposits                           21,000              216,128
  Accrued Salaries                                    21,706                 --
  Taxes Payable                                         (365)               1,000
  Interest Payable                                   137,542               54,245
  Accrued Expenses                                   226,806              369,495
                                                ------------         ------------

      Total Current Liabilities                    2,545,503            1,783,707
                                                ------------         ------------


LONG TERM LIABILITIES

  Notes Payable, Net                               1,069,662            1,020,094
                                                ------------         ------------


COMMITMENTS AND CONTINGENCIES                           --                   --

STOCKHOLDERS' EQUITY

 Common Stock, $.001 Par Value,
    24,900,000 shares authorized,
    13,674,478 shares issued and
    outstanding                                       13,675               13,522
Preferred Stock, $.001 Par Value
   1,000,000 shares authorized,
   none issued and outstanding
 Capital in Excess of Par Value                   11,880,072           11,717,549
 Retained Earnings (Accumulated Deficit)         (13,925,464)         (12,477,836)

        Total Stockholders' Equity                (2,031,718)            (746,765)
                                                ------------         ------------

                                                $  1,583,447         $  2,815,618
                                                ============         ============

The accompanying notes to consolidated financial statements are an integral part of this report.

                        LINKON CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   SIX MONTHS           SIX MONTHS
                                                 ENDED JULY 31,       ENDED JULY 31,
                                                      1999                 1998
                                                  ------------         ------------

Gross Revenues                                    $    705,506         $  3,299,629

Cost of Goods Sold - Product                           448,004            2,066,597
                   - Software amortization             192,240              192,240
                                                  ------------         ------------

                                                       640,244            2,258,837
                                                  ------------         ------------


Gross Margin On Sales                                   65,262            1,040,792

Selling, General and
  Administrative Expenses                            1,210,178            1,719,366

Research and Development                               179,207              165,272
                                                  ------------         ------------

                                                     1,389,385            1,884,638
                                                  ------------         ------------


Operating Income (Loss)                             (1,324,123)            (843,846)

OTHER INCOME (EXPENSE)
     Interest Income                                       380                6,525
  Interest Expense                                    (123,886)             (85,346)
                                                  ------------         ------------

                                                      (123,506)             (78,821)
                                                  ------------         ------------

Income(Loss) Before Income Taxes                    (1,447,628)            (922,667)

Income Taxes                                              --                  1,000
                                                  ------------         ------------

Income (Loss)Before Extraordinary Item              (1,447,628)            (923,667)

Extraordinary item - net gain on pay off
                     of note payable                      --                109,914
                                                  ------------         ------------


Net Income(Loss)                                  $ (1,447,628)        $   (813,753)
                                                  ============         ============


Earnings(Loss)per share
    Before extraordinary item                     ($      0.11)        ($      0.08)
    Extraordinary Item                                    --           $       0.01
                                                  ------------         ------------

        Net Earnings(Loss)                        ($      0.11)        ($      0.07)
                                                  ------------         ------------


Average shares outstanding                          13,593,721           12,121,252
                                                  ------------         ------------

The accompanying notes to consolidated financial statements are an integral part of this report.

                        LINKON CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                  THREE MONTHS        THREE MONTHS
                                                  ENDED JULY 31,      ENDED JULY 31,
                                                      1999                 1998
                                                  ------------         ------------
Gross Revenues                                    $    309,405         $  2,431,006

Cost of Goods Sold - Product                           159,626            1,522,514
                   - Software amortization              96,120               96,120
                                                  ------------         ------------

                                                       255,746            1,618,634
                                                  ------------         ------------


Gross Margin On Sales                                   53,659              812,372

Selling, General and
  Administrative Expenses                              424,836              934,968

Research and Development                                81,974               85,417
                                                  ------------         ------------

                                                       506,810            1,020,385
                                                  ------------         ------------


Operating Income (Loss)                               (453,152)            (208,013)

OTHER INCOME (EXPENSE)
     Interest Income                                       101                4,750
  Interest Expense                                     (48,361)             (36,240)
                                                  ------------         ------------

                                                       (48,260)             (31,490)
                                                  ------------         ------------

Income(Loss) Before Income Taxes                      (501,412)            (239,503)

Income Taxes                                              --                   --
                                                  ------------         ------------

Net Income(Loss)                                  $   (501,412)        $   (239,503)
                                                  ============         ============


Earnings(Loss)per share
   Net Earnings(Loss)                                   $(0.04)              $(0.02)
                                                  ------------         ------------


Average shares outstanding                          13,593,721           12,121,252
                                                  ------------         ------------

The accompanying notes to consolidated financial statements are an integral part of this report.

                        LINKON CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              SIX MONTHS ENDED JULY 31,
                                                              1999                1998
                                                           -----------         -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss)- Before Extraordinary Item             $(1,447,628)        $  (923,667)

  Add: Adjustments to Reconcile Net Loss to
       Net Cash Used in Operating Activities:
  Depreciation & Amortization                                  359,129             319,658
  Stock and Warrants issued for services                        82,500              12,500

     Changes in Assets and Liabilities:

  (Increase) Decrease in Accounts Receivable                   165,418            (321,717)
  (Increase) Decrease in Other Receivables                        --                (3,028)
  (Increase) Decrease in Inventory                             491,109            (265,013)
  (Increase) Decrease in Prepaid Expenses                      (11,034)            (40,062)
  (Increase) Decrease in Software                              (76,581)           (156,086)
  (Increase) Decrease in Prepaid Financing Cost                  5,229               5,229
  (Increase) Decrease in Security Deposits                         599              (6,744)
  Increase (Decrease) in Accounts Payable                      (15,548)             83,667
  Increase (Decrease) in Accrued Expenses                     (142,689)            536,160
  Increase (Decrease) in Interest Payable                       83,297            (234,626)
  Increase (Decrease) in Accrued Salaries                       21,706                --
  Increase (Decrease) in Customer Deposits                    (195,128)           (116,642)
  Increase (Decrease) in Taxes Payable                          (1,365)               (377)
                                                           -----------         -----------

Net Cash Used in Operating Activities                         (680,986)         (1,110,747)
                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid to Purchase Equipment                                   (949)           (106,170)
Investment in Non-Marketable Securities                           --               (25,000)
                                                           -----------         -----------

Net Cash Provided by (Used in) Investing Activities               (949)           (131,170)
                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sale of Common Stock                            80,175           1,917,076
  Proceeds from issuance of Note Payable                       300,000           1,100,000
  Principal payments on Notes Payable                          (62,381)         (1,000,000)
                                                           -----------         -----------

Net Cash Provided by (Used in) Financing Activities            317,794           2,017,076
                                                           -----------

Net Increase (Decrease) in Cash                               (364,141)            775,157

Cash and Cash Equivalents at Beginning of Period               376,596             511,961
                                                           -----------         -----------

Cash and Cash Equivalents at End of Period                 $    12,456         $ 1,287,118
                                                           ===========         ===========

The accompanying notes to consolidated financial statements are an integral part of this report.

                               LINKON CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JULY 31, 1999


1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments(consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1999 and 1998, and January 31, 1999, and the results of operations for the six and three month periods ended July 31, 1999 and 1998 and cash flows for the six month periods ended July 31, 1999 and 1998.

         The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements in the Linkon Corporation Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999.

2)  ANALYSIS  OF STOCKHOLDERS' EQUITY:

                                                                              Capital
                                     Outstanding                             in Excess          Accumulated
                                       Shares              Amount           of Par Value          Deficit
                                    ------------        ------------        ------------        ------------
Balance January 31, 1999              13,521,578        $     13,522        $ 11,717,549        $(12,477,836)

Issuance of                              129,900        $        130        $     80,045                --
Common Stock, Net of
Expenses

Value assigned to stock and               23,000                  23        $     82,477                --
Warrants issued for services

Loss for Six months
  Ended July 31, 1998                       --                  --                  --            (1,411,996)
                                    ------------        ------------        ------------        ------------

Balance - July 31, 1999               13,674,478        $     13,675        $ 11,880,072        $(13,889,832)
                                    ============        ============        ============        ============


3) FINANCING OF OPERATIONS:

Liens have been placed on the Company's assets and bank accounts. This is described in detain in Part II, Item 1- Legal Proceedings. See Management's Discussion and Analysis- Liquidity and Capital Resources as to the Company's need for additional capital and any plans for the future financing of its operations.

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

NET INCOME (LOSS)

                  The Company reported a net loss of $1,447,628 for the first six months of fiscal 2000 as compared to a net loss of $813,753 for the same period during the prior year. This increase in the net loss reported by the Company was due to the following factors:

                  Revenues decreased from $3,299,629 in the first six months of fiscal 1999 to $705,506 in the same six months of fiscal 2000. This is discussed more fully under the section entitled "Revenues" below.

                  Gross Margin decreased from 32% in the first six months of fiscal year 1999 to 9% in the same six months of fiscal year 2000. This is more fully discussed under the section entitled "Cost of Goods Sold" below.

REVENUES

                  For the six months ended July 31, 1999 revenues decreased by $2,594,123 from the six month period ended July 31, 1998, a decrease of 79%. This decrease was due to a) a lay off of all but one employee on May 11, 1999, including the sales force, and b) a loss of sales activity from AT&T and Sequel, which combined provided approximately 69% of the Company's revenues in Fiscal 1999. The Company's total order backlog as of July 31, 1999 was approximately $40,000, and as of September 17, 1999 was approximately $159,000. Substantially the entire backlog is for products scheduled to be shipped during the third quarter of fiscal 1999. However, the Company does not have the cash to complete production of products necessary to fulfill the existing backlog.

COST OF GOODS SOLD

                  Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization, were $640,244 and $2,258,837, or 91% and 68% of revenues, for the six months ended July 31, 1999 and 1998, respectively. Excluding software amortization, Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $448,004 and $2,066,597, or 64% and 63% of revenues, for the six months ended July 31, 1999 and 1998, respectively.

                  Management attributes the increase in cost of goods sold, as a percentage of revenues, to the effect of a fixed amount of software amortization on a much smaller amount of sales. The cost of goods sold varies with each product line, with software having less material cost than hardware. The primary costs incurred by the Company are for materials and equipment relating to its hardware products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management.

                  Software amortization costs for the six months ending July 31, 1999 and 1998, were $192,240 and $192,240, respectively. These amounts were 27% and 6% of revenues for the six months ending July 31, 1999 and 1998, and are included in the Cost of Goods Sold total percentage of 91% and 68% for the above periods being presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                  Selling, General and Administrative expenses for the six months ended July 31, 1999 and 1998 were $1,210,178 and $1,719,366, respectively. This decrease was due to a lay off of all but one employee on May 11, 1999, inc. This constituted approximately 172% and 52% of revenues for the six months ended July 31, 1999 and 1998, respectively. Selling, General and Administrative expenses will be greatly reduced going forward unless and until the Company is able to rehire its workforce.

RESEARCH, DEVELOPMENT AND SOFTWARE

                  The Company incurred total research, development and software costs of approximately $252,107 and $311,072 for the six months ended July 31, 1999 and 1998, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product. For the periods ending July 31, 1999 and 1998 the amounts capitalized were $72,900 and $145,800 respectively. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. Research and Development expenses will be greatly reduced going forward unless and until the Company is able to rehire its personnel. The decrease in research and development costs was primarily due to a lay off of all but one employee on May 11, 1999.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary capital requirements to date have been to fund losses from operations. In addition, from time to time the Company has required capital to fund increases in inventory of certain products necessary for the Company to sell such products. The Company has funded its capital requirements through the receipt of proceeds from private placements of convertible debt and equity (see below), the exercise of warrants, interest earned from the investment of such proceeds in interest earning assets, factoring facilities (see below) and revenues from operations. During the six months ended July 31, 1999 the net cash deficit from operating activities was approximately $680,986, net cash provided by financing activities was $317,794, and net cash used for investment activities was approximately $1,000. This resulted in a net decrease in cash during the six months ended July 31, 1999 of approximately $364,000, decreasing the Company's cash and cash equivalents from approximately $377,000 as of January 31, 1999 to approximately $12,000 as of July 31, 1999. As of July 31, 1999, the Company's working capital position (current assets minus current liabilities) was negative by approximately $2,087,320 as compared to January 31, 1999 when it was negative by approximately $1,074,473. As of September 17, 1999, the Company had cash on hand of approximately $100.00. By any measure, the Company is currently insolvent.

                  The Company needs to raise cash through financing activities (presumably through the sale of equity securities and/or convertible debt, and/or the sale or licensing of its technology) in the very near future in order to be able to fund its continuing losses and recommence its operations. In fact, if the Company is not able to raise a substantial amount of new capital by the end of September, 1999, it will probably have little choice other than allowing its assets to be seized by creditors or seeking protection under federal bankruptcy law.

                  During the period of 2/1/99 thru 4/30/99, the Company raised approximately $380,000 through a combination of stock option and warrant exercises($80,000) and short term debt financing($300,000).

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

If, however, the Company, its suppliers and other third parties with whom the Company maintains business relations are unable to resolve any arising Year 2000 problems in a timely manner, risk to the Company's financial condition could result. In addition, in the event that the economy as a whole is materially and adversely effected by widespread interruptions, or by failures of key infrastructure providers (such as banks and utilities), or in the event that the computer and software industry are disrupted generally by Year 2000 problems, it is likely that the Company's financial condition and results of operations would be materially adversely effected.

Based upon preliminary data currently in its possession, the Company does not expect the costs of Year 2000 compliance to have a material adverse effect on the Company or its results of operation, financial condition or future cash flows. Nonetheless, in the event that the company is able to recommence its operations, employee hours that could otherwise be utilized for other purposes will have to be spent resolving Year 2000 issues and making bundled products Year 2000 compliant.

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

                                    EXHIBIT I

                               LINKON CORPORATION

                        CALCULATION OF EARNINGS PER SHARE
                                   (UNAUDITED)

                                              SIX MONTHS            SIX MONTHS
                                                 ENDED                 ENDED
                                             JULY 31, 1999         JULY 31, 1998
                                             -------------         ------------
Loss for the Period                          $  (1,447,628)        $   (813,753)
                                             =============         ============


Weighted Number of Shares Outstanding           13,593,721           12,121,252
                                             =============         ============


Loss Per Share:                              $        (.11)        $       (.07)
                                             =============         ============

                               LINKON CORPORATION

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         By complaint dated January 4, 1999, Syrinx Speech Systems Pty. Limited commenced a civil action against Linkon in the Connecticut Superior Court, Syrinx Speech Systems Pty. Ltd. v. Linkon Corp., CV-99-0358989-S, alleging payment due and owing on invoices for services performed. In conjunction with and based upon the complaint, Syrinx applied for a prejudgment attachment against Linkon in the amount of $1 million. Following negotiations, including with respect to the quality and nature of services performed and to be performed by Syrinx, Linkon and Syrinx entered into a settlement agreement dated April 5, 1999. Under the terms of the settlement agreement, Linkon agreed to have judgment entered against it in the amount of $802,500.00, and judgment in that amount has been entered against Linkon. As part of the settlement agreement, Syrinx agreed that it would not execute upon the judgment until June 1, 1999, provided that Linkon remained in compliance with the conditions of the settlement agreement, which include that Linkon make an installment payment of $10,000 by April 5, 1999, make an installment payment of $30,000 by May 1, 1999 and pay to Syrinx an adjustable percentage of new equity investment toward satisfaction of the judgment, and pay the remaining balance of the judgement in its entirety by May 31, 1999. While Linkon timely paid installment payments as well as a percentage of new equity as required under the settlement agreement, the Company was unable to pay the remaining balance by May 31, 1999. Because Linkon failed to comply with the conditions of the settlement agreement, Syrinx is currently entitled to execute immediately upon the judgment to recover from Linkon the amount of the judgment (less any payments made by Linkon toward the judgment pursuant to the settlement agreement), plus reasonable costs of execution, including attorneys' fees. Until such time as the judgment amount of $802,500.00 is paid to Syrinx in accordance with the terms of the settlement agreement, the restrictions set forth in the settlement agreement remain in effect, including that Linkon will not incur or assume debt, encumbrances, liens, conditional sales, lease commitments or a disposal of assets except as provided for in the settlement agreement.

         On June 28, 1999, Syrinx placed a lien on the Company's bank accounts. On August 6, 1999, Syrinx filed for and received a judgement lien on Linkon Corporation's personal property, including inventory, fixed assets, patents, trademarks and copyrights, accounts receivable, and any profits and proceeds resulting from the sale thereof.

         In a separate matter, Linkon has entered into a settlement agreement with Devendra Bhagat ("Bhagat"). In response to a demand for payment on a Convertible Subordinated Debenture previously issued to Bhagat by Linkon in the amount of $100,000.00, Linkon agreed to make payment on the debenture. By agreement dated December 22, 1998, Linkon agreed to pay Bhagat $106,335.62 in principal and interest in four (4) installments, the last installment to be paid no later than May 17, 1999. Linkon has paid the first three (3) installments in the aggregate amount of $78,616.44, leaving a balance of $25,219.18. As part of the consideration for the settlement agreement with Bhagat, Linkon signed an affidavit of confession of judgment which would allow Bhagat, upon a default by Linkon under the settlement agreement, to have judgment entered in New York Supreme Court against Linkon for any remaining balance due under the December 22, 1998 settlement agreement. Linkon has defaulted on the last payment and Bhagat has seized $12,381.27 thus far in Linkon's bank account to satisfy such default, leaving a balance due of $13,464.40

         In a separate matter, Linkon has entered into a settlement agreement with Cube Computer Corporation on June 10, 1999. In response to a demand for payment on trade debt in the amount of $75,000.00 including interest, Linkon agreed to pay Cube $40,000, plus (6) installments of $5,000 over 6 months beginning July 15, 1999. Linkon has paid the $40,000 and the first installment in the aggregate amount of $45,000, leaving a balance of $25,000. Per the settlement agreement, Linkon is in default and the balance of $25,000 is immediately due.

         In addition, lawsuits were filed in the State of Connecticut on behalf of Trinity Design and Staffing, Graphic Express and Russo Associates in the amounts of $5,557, $2,440, and $2,500, respectively. There have also been numerous other threats of legal action by collection agencies, as well as direct contacts by attorneys.

Item 3.  Defaults Upon Senior Securities

Linkon is currently in default of the following:

         - Promissory note to RG Capital Fund in the amount of $1,100,000 for interest payments due July 31, 1999.

         - Promissory note to James Scibelli in the amount of $200,000, for principal and interest payments due May 17, 1999.

         - Promissory note to Woodland Partners in the amount of $300,000, for principal and interest payments due June 9, 1999.

         - Promissory note to James Scibelli in the amount of $100,000, for principal and interest payments due September 17, 1999.

Item 6.  Exhibits and Reports on Form 8-K

                  a. Exhibits

             Exhibit
               No.         Description of Document
             -------       -----------------------
              27           Financial Data Schedule for the period ended
                           July 31, 1999 (filed separately herewith)

                           b.       Reports on Form 8-K

There were no reports on Form 8-K filed for the six months ended July 31, 1999.

                               LINKON CORPORATION


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             LINKON CORPORATION
                                             Registrant


DATED:    September 20, 1999                      /s/ Charles Castelli
                                                  -----------------------
                                             BY: Charles Castelli
                                             CHAIRMAN OF THE BOARD


DATED:    September 20, 1999                      /s/  Thomas V. Cerabona
                                                  -----------------------
                                             BY:   THOMAS V. CERABONA
                                             SENIOR VICE PRESIDENT
                                             PRINCIPAL ACCOUNTING OFFICER

                                  EXHIBIT INDEX


             Exhibit
               No.         Description of Document
             -------       -----------------------
               27          Financial Data Schedule for the period ended
                           July 31, 1999(1)

------------------

(1) Submitted separately, electronically.