Form 10-Q
period 1999-10-31
LINKON CORP
filed 1999-12-20
CIK 833203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     OCTOBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

         Commission File Number 0-19705

         PACKETPORT.COM, INC. (formerly known as Linkon Corporation) (Exact name of small business issuer as specified in its charter)

         Nevada                                       13-3469932
         ------                                       ----------
(State or other jurisdiction of           (Internal Revenue Service Employer
incorporation or organization)                   Identification No.)

                              587 Connecticut Ave,
                           Norwalk, Connecticut 06854
                           --------------------------
                    (Address of principal executive offices)

                                 (203) 831-2214
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                          -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                           Outstanding at December 17, 1999
-----------------------------------------   ------------------------------------

Common Stock, Par Value $.003 Per Share                  9,073,178

Transitional Small Business Disclosure Format (Check one): Yes ;   No X
                                                                   ----

           PACKETPORT.COM, INC. (Formerly known as Linkon Corporation)

                                   FORM 10-QSB

                                QUARTERLY REPORT
                   For the Nine Months Ended October 31, 1999


                                                                    PAGE TO PAGE
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

Consolidated Balance Sheet - October 31, 1999 and
  January 31, 1999                                                      3-4

Consolidated Statements of Operations - Nine Months
 Ended October 31, 1999 and 1998                                        5

Consolidated Statements of Operations - Three months
 Ended October 31, 1999 and 1998                                        7

Consolidated Statements of Cash Flows - Nine Months
Ended October 31, 1999 and 1998                                         8

Notes to Consolidated Financial Statements                              10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 11-15

          Exhibit I - Calculation of Earnings per Share                 16

PART II.  Other Information                                             17

Item 1    Legal Proceedings                                             17

Item 4    Submission of Matters to a Vote of Security Holders           17

Item 6.   Exhibits and Reports on Form 8-K                              19

          Signatures                                                    20

                          PART 1- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

           PACKETPORT.COM, INC. (Formerly known as Linkon Corporation)
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                   A S S E T S

                                                     October 31,     January 31,
                                                        1999            1999
                                                        ----            ----
Current Assets

  Cash and Cash Equivalents                        $    15,896      $   376,596
  Accounts Receivable (Net of Allowance)                 6,588          191,358
  Notes Receivable                                        --               --
  Other Receivables                                       --               --
  Inventory                                            360,766          879,366
  Prepaid Expenses                                       7,085           20,496
                                                   -----------      -----------

       Total Current Assets                            390,335        1,467,816
                                                   -----------      -----------

Machinery & Equipment

  Machinery & Equipment, at cost                     1,624,967        1,629,018

  Less:  Accumulated Depreciation                   (1,380,467)      (1,227,467)
                                                   -----------      -----------

       Machinery & Equipment, Net                      244,500          401,551
                                                   -----------      -----------

Other Assets

  Software (Net of Amortization)                       683,066          894,845
  Investments, at cost                                  25,000           25,000
  Prepaid Financing Costs                                 --              7,843
  Security Deposits                                     17,964           18,563
                                                   -----------      -----------

Total Other Assets                                     726,030          946,251
                                                   -----------      -----------

                                                   $ 1,360,865      $ 2,815,618
                                                   -----------      -----------

The accompanying notes to consolidated financial statements are an integral part of this report.

          PACKETPORT.COM, INC. (Formerly Known as Linkon Corporation)
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            October 31,     January 31,
                                               1999           1999
                                               ----           ----
CURRENT LIABILITIES

  Accounts Payable                         $  1,362,202    $  1,341,743
  Notes Payable-Current                         820,455         559,678
  Customer Advance Deposits                      21,000         216,128
  Accrued Salaries                              106,505            --
  Taxes Payable                                  66,558           1,000
  Interest Payable                              180,964          54,245
  Accrued Expenses                              237,312         369,495
                                           ------------    ------------

      Total Current Liabilities               2,794,996       1,783,707
                                           ------------    ------------

LONG TERM LIABILITIES

  Notes Payable, Net                          1,100,000       1,020,094
                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES                      --              --


STOCKHOLDERS' EQUITY

 Common Stock, $.001 Par Value,
    24,900,000 shares authorized,
    13,702,716 shares issued and
    outstanding                                  13,703          13,522
Preferred Stock, $.001 Par Value
   1,000,000 shares authorized,
   none issued and outstanding
 Capital in Excess of Par Value              11,887,544      11,717,549
 Retained Earnings (Accumulated Deficit)    (14,435,378)    (12,477,836)
                                           ------------    ------------

        Total Stockholders' Equity           (2,534,131)       (746,765)
                                           ------------    ------------

                                           $  1,360,865    $  2,815,618
                                           ------------    ------------


The accompanying notes to consolidated financial statements are an integral part of this report.

           PACKETPORT.COM, INC. (Formerly known as Linkon Corporation)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Nine Months          Nine Months
                                        Ended October 31,     Ended October 31,
                                              1999                  1998
                                              ----                  ----
Gross Revenues                            $   721,655          $ 3,664,150

Cost of Goods Sold - Product                  455,449            2,283,095
- Software amortization                       288,360              288,360
                                          -----------          -----------

                                              743,808            2,571,455
                                          -----------          -----------

Gross Margin On Sales                         (22,153)           1,092,695

Selling, General and
  Administrative Expenses                   1,520,304            2,776,347

Research and Development                      235,507              252,915
                                          -----------          -----------

                                            1,755,811            3,029,262
                                          -----------          -----------

Operating Income (Loss)                    (1,777,964)          (1,936,567)

Other Income (Expense)
     Interest Income                              385                9,513
     Interest Expense                        (179,962)            (114,356)
                                          -----------          -----------

                                             (179,577)            (104,843)
                                          -----------          -----------

Income (Loss) Before Income Taxes          (1,957,542)          (2,041,810)

Income Taxes                                     --                  1,000
                                          -----------          -----------

Income (Loss) Before Extraordinary Item    (1,957,542)          (2,042,410)

Extraordinary item -
 Net gain on pay off  of note payable            --                109,914
                                          -----------          -----------
Net Income (Loss)                         $(1,957,542)         $ 1,932,496
                                          -----------          -----------

Earnings (Loss) per share
    Before extraordinary item                  ($0.14)              ($0.16)
    Extraordinary Item                           --                  $0.01
                                          -----------          -----------

        Net Earnings (Loss)                    ($0.14)              ($0.15)
                                          -----------          -----------

Average shares outstanding                 13,641,314           12,775,276
                                          -----------          -----------

The accompanying notes to consolidated financial statements are an integral part of this report.

            PACKETPORT.COM, INC. (Formerly known as Linkon Corporation)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                               Three months          Three months
                                             Eded October 31,      Ended October 31,
                                                  1999                   1998
                                                  ----                   ----
Gross Revenues                               $     16,150              364,521

Cost of Goods Sold - Product                        7,445              216,498
                   - Software amortization         96,120               96,120
                                             ------------         ------------

                                                  103,565              312,618
                                             ------------         ------------

Gross Margin On Sales                             (87,415)              51,903

Selling, General and
  Administrative Expenses                         310,126            1,056,983

Research and Development                           56,300               87,643
                                             ------------         ------------

                                                  366,426            1,144,626
                                             ------------         ------------

Operating Income (Loss)                         ( 453,842)          (1,092,723)

Other Income (Expense)
     Interest Income                                    5                2,988
     Interest Expense                            ( 56,077)            ( 29,008)
                                             ------------         ------------

                                                  (56,072)             (26,020)
                                             ------------         ------------

Income (Loss) Before Income Taxes               ( 509,913)          (1,118,743)

Income Taxes                                         --                   --
                                             ------------         ------------

Net Income (Loss)                            $   (509,913)        ($ 1,118,743)
                                             ------------         ------------

Earnings (Loss) per share
   Net Earnings (Loss)                             ($0.04)              ($0.09)
                                             ------------         ------------

Average shares outstanding                     13,641,314           12,775,276
                                             ------------         ------------


The accompanying notes to consolidated financial statements are an integral part of this report.

           PACKETPORT.COM, INC. (Formerly known as Linkon Corporation)
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                     Nine Months Ended October 31,
                                                     ----------------------------
                                                          1999           1998
                                                          ----           ----
 Cash Flows From Operating Activities:

  Net Income (Loss)- Before Extraordinary Item        $(1,957,542)   $(2,042,410)

  Add: Adjustments to Reconcile Net Loss to
       Net Cash Used in Operating Activities:
  Depreciation & Amortization                             536,587        483,899
  Stock and Warrants issued for services                   90,000         12,500
  Loss from induced conversion of convertible debt                        83,000

     Changes in Assets and Liabilities:

  (Increase) Decrease in Accounts Receivable              184,770       (380,772)
  (Increase) Decrease in Other Receivables                   --           (3,028)
  (Increase) Decrease in Inventory                        518,600       (336,675)
  (Increase) Decrease in Prepaid Expenses                  13,411        (16,519)
  (Increase) Decrease in Software                         211,779       (245,229)
  (Increase) Decrease in Prepaid Financing Cost             7,843          7,483
  (Increase) Decrease in Security Deposits                    599         (6,093)
  Increase (Decrease) in Accounts Payable                  20,459        678,214
  Increase (Decrease) in Accrued Expenses                (132,183)       125,302
  Increase (Decrease) in Interest Payable                 126,719       (206,371)
  Increase (Decrease) in Accrued Salaries                 106,505           --
  Increase (Decrease) in Customer Deposits               (195,128)       (87,479)
  Increase (Decrease) in Taxes Payable                     65,558           (377)
                                                      -----------    -----------

Net Cash Used in Operating Activities                    (690,383)    (2,184,600)
                                                      -----------    -----------

Cash Flows From Investing Activities:
Cash Paid to Purchase Equipment                             4,051       (187,797)
Investment in Non-Marketable Securities                      --          (25,000)
                                                      -----------    -----------

Net Cash Provided by (Used in) Investing Activities         4,051       (212,797)
                                                      -----------    -----------

Cash Flows from Financing Activities:
  Proceeds from Sale of Common Stock                       80,175      2,032,076
  Proceeds from issuance of Note Payable                  307,836      1,100,000
  Principal payments on Notes Payable                     (62,381)    (1,100,000)
                                                      -----------    -----------

Net Cash Provided by (Used in) Financing Activities       325,630      2,032,076
                                                      -----------    -----------

Net Increase (Decrease) in Cash                          (360,700)      (365,521)

Cash and Cash Equivalents at Beginning of Period          376,596        511,961
                                                      -----------    -----------

Cash and Cash Equivalents at End of Period            $    15,896    $   146,440
                                                      -----------    -----------


The accompanying notes to consolidated financial statements are an integral part of this report.

           PACKETPORT.COM, INC. (Formerly known as Linkon Corporation)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1999

1) In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments(consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1999 and 1998, and January 31, 1999, and the results of operations for the nine and three month periods ended October 31, 1999 and 1998 and cash flows for the Nine Month periods ended October 31, 1999 and 1998.

         The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements in the Linkon Corporation Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999.

2)       ANALYSIS  OF STOCKHOLDERS' EQUITY:

                                                                       Capital
                                  Outstanding                          In Excess       Accumulated
                                     Shares             Amount       Of Par Value        Deficit
                                  ---------------  ---------------  ---------------  --------------
Balance January 31, 1999            13,521,578            $13,522     $11,717,549      $(12,477,836)

Issuance of Common Stock, Net of       129,900            $   130     $    80,045             --
Expenses

Value assigned to stock and             51,238                 51     $    89,949             --
 Warrants issued for services

Loss for Nine Months
  Ended October 31, 1998                  --                 --             --          (1,957,542)
                                  -----------------------------------------------------------------

Balance - October 31, 1999          13,702,716           $13,703     $11,887,543      $(14,435,378)
                                  -----------------------------------------------------------------

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

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INCOME (LOSS)

         The Company reported a net loss of $1,957,542 for the first Nine Months of fiscal 2000 as compared to a net gain of $1,932,496 for the same period during the prior year. This increase in the net loss reported by the Company was due to the following factors:

         Revenues decreased from $3,664,150 in the first Nine Months of fiscal 1999 to $721,655 in the same Nine Months of fiscal 2000. This is discussed more fully under the section entitled "Revenues" below.

         Gross Margin, after software amortization, decreased from 30% in the first Nine Months of fiscal year 1999 to -3% in the same Nine Months of fiscal year 2000. This is more fully discussed under the section entitled "Cost of Goods Sold" below.

REVENUES

         For the Nine Months ended October 31, 1999 revenues decreased by $2,942,495 from the Nine Month period ended October 31, 1998, a decrease of 80%. This decrease was due to (a) a lay off of all but one employee on May 11, 1999, including the sales force, and (b) a loss of sales activity from AT&T and Sequel, which combined provided approximately 69% of the Company's revenues in Fiscal 1999. The Company's total order backlog as of October 31, 1999 was approximately $237,148, and as of December 9, 1999 was approximately $244,064. Substantially the entire backlog is for products scheduled to be shipped during the fourth quarter of fiscal 1999.

COST OF GOODS SOLD

         Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization, were $743,808 and $2,571,455, or 103% and 70% of revenues, for the Nine Months ended October 31, 1999 and 1998, respectively. Excluding software amortization, Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $455,449 and $2,283,095, or 63% and 62% of revenues, for the Nine Months ended October 31, 1999 and 1998, respectively.

         Management attributes the increase in cost of goods sold, as a percentage of revenues, to the effect of a fixed amount of software amortization on a much smaller amount of sales.The cost of goods sold varies with each product line, with software having less material cost than hardware. The primary costs incurred by the Company are for materials and equipment relating to its hardware products. The Company manufactures and assembles all hardware through contracted third party suppliers under the direct supervision of the Company's management.

         Software amortization costs for the Nine Months ending October 31, 1999 and 1998, were $288,360 and $288,360, respectively. These amounts were 40% and 8% of revenues for the Nine Months ending October 31, 1999 and 1998, and are included in the Cost of Goods Sold total percentage of 103% and 70% for the above periods being presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                   Selling, General and Administrative expenses for the Nine Months ended October 31, 1999 and 1998 were $1,520,304 and $2,776,347, respectively. This decrease was due to a lay off of all but one employee on May 11, 1999, inc. This constituted approximately 211% and 76% of revenues for the Nine Months ended October 31, 1999 and 1998, respectively. Selling, General and Administrative expenses will be increased going forward as the Company is able to rehire its workforce.

RESEARCH, DEVELOPMENT AND SOFTWARE

         The Company incurred total research, development and software costs of approximately $308,407 and $471,615 for the Nine Months ended October 31, 1999 and 1998, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product. For the periods ending October 31, 1999 and 1998 the amounts capitalized were $72,900 and $218,700 respectively. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. The decrease in research and development costs was primarily due to a lay off of all but one employee on May 11, 1999. Research and Development expenses will be increased going forward as the Company is able to rehire its personnel.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements to date have been to fund losses from operations. In addition, from time to time the Company has required capital to fund increases in inventory of certain products necessary for the Company to sell such products. The Company has funded its capital requirements through the receipt of proceeds from private placements of convertible debt and equity (see below), the exercise of warrants, interest earned from the investment of such proceeds in interest earning assets, factoring facilities (see below) and revenues from operations. During the Nine Months ended October 31, 1999 the net cash deficit from operating activities was approximately $690,383, net cash provided by financing activities was $325,630, and net cash used for investment activities was approximately $4,000. This resulted in a net decrease in cash during the Nine Months ended October 31, 1999 of approximately

$360,700, decreasing the Company's cash and cash equivalents from approximately $377,000 as of January 31, 1999 to approximately $16,000 as of October 31, 1999. As of October 31, 1999, the Company's working capital position (current assets minus current liabilities) was negative by approximately $2,404,661 as compared to January 31, 1999 when it was negative by approximately $1,074,473. During the period of 8/1/99 thru 10/31/99, the Company received approximately $7,836 as a short term loan from PacketPort, Inc. in connection with a proposed debt restructuring whereby PacketPort, Inc. was to advance funds and securities to resolve certain large debts of the Corporation owed to RG Capital Fund LLC and Syrinx Speech Systems Pty Ltd., the details of which were disclosed in proxy materials distributed to shareholders in connection with a November 26, 1999 shareholders' meeting.

         The Company needs to raise cash through financing activities (presumably through the sale of equity securities and/or convertible debt, and/or the sale or licensing of its technology) in the very near future in order to be able to fund operations. The Company does not currently contemplate any significant capital expenditures during fiscal 2000.

SUBSEQUENT EVENTS

         At a shareholders' meeting held on November 26, 1999, the officers of the Company were authorized to settle outstanding debts of the Company owed to RG Capital Fund LLC and Syrinx Speech Systems Pty Ltd based on a capital infusion by PacketPort, Inc., a company controlled by Ronald A. Durando who is also an officer of Microphase Corporation with officers located at 587 Connecticut Avenue, Norwalk, Connecticut 06854. As part of the debt restructuring plan proposed by PacketPort, Inc., the shareholders approved a reverse split on a three share for one share basis, increase in par value from $.001 to $.003 and the issuance of 4,500,000 post reverse split shares to PacketPort, Inc. at a cost of $0.5 a share.

         Also at that Shareholders' meeting, authorization was given to change the name of the Corporation from Linkon Corporation to PacketPort.com, Inc. In accordance with this authorization, the name of the Corporation was changed effective December 9, 1999 and the reverse split was also made effective December 9, 1999.

         In anticipation of approval by the shareholders of the debt restructuring arrangements described in proxy materials, during the month of November 1999, the administrative functions as well as equipment owned by Linkon Corporation and seven person consisting of its essential operating personnel were moved from the Company's former location at 140 Sherman Road, Fairfield, Connecticut 06430 to the facilities of Microphase Corporation located at 580 Connecticut Avenue, Norwalk, Connecticut 06854.

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

                                    EXHIBIT I

           PACKETPORT.COM, INC. (Formerly known as Linkon Corporation)

                        CALCULATION OF EARNINGS PER SHARE
                                   (Unaudited)



                                        Nine Months        Nine Months
                                        Ended              Ended
                                        October 31, 1999   October 31, 1998
                                        ----------------   -----------------
Loss for the Period                     $ (1,957,542)      $ (1,932,496)
                                        ------------       ------------


Weighted Number of Shares Outstanding     13,641,314         12,775,276
                                        ------------       ------------


Loss Per Share:                         $       (.14)      $       (.15)
                                        ------------       ------------

           PACKETPORT.COM, INC. (Formerly known as Linkon Corporation)

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Syrinx Speech Systems Pty Ltd., holds a judgment and lien on assets against Linkon in the amount of $802,500, PacketPort, Inc. has agreed to pay $100,00 cash upon the ratification of the restructuring of the Company's debt and a second $100,000 and to tender 65,000 mPhase shares to discharge this debt. These shares are to be donated to Mr.Durando, president of PacketPort, Inc., or his associates, and to be tendered as set-out above.

         In addition, lawsuits were filed in the State of Connecticut on behalf of the Monroe Group, Devendra Bhagat, Trinity Design and Staffing, Graphic Express, Russo Associates, Boise Cascade and the Monroe Group in the amounts of $21,202, $13,464, $5,557, $2,440, $2,500, and $1,432, respectively. There have also been numerous other threats of legal action by collection agencies, as well as direct contacts by attorneys. The newly re-structured Company is currently working with outstanding creditors to resolve its obligations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On November 26, 1999, the Company held an Annual Meeting of its stockholders. The stockholders subsequently approved the following restructuring of the Company:

         1. PacketPort, Inc., the acquiring company, has entered into a commitment effective immediately to loan to the Company $250,000 on a one year note with simple annual interest payable at 12% per annum. Charles A. Castelli and James Linley, two of the present principal shareholders in the Company, have concurrently agreed to sell one million of their pre-split shares in Linkon to Packetport, Inc. at ten cents ($0.10) per share. Mr. Castelli holds approximately 1.8 million pre-split shares and Mr. Linley approximately 600,000 pre-split shares. While such conveyance was a necessary term of the proposed restructuring, the Board deems that the decision and actions of Messrs. Castelli and Linley were as individual shareholders and independent of the actions of the Company.

         2. The Company has agreed to a three-to-one (3:1) reverse stock split of its common stock effective as implemented by a Board of Directors' resolution.

         3. The four former directors of the Company, Messrs. Charles A. Castelli, Lee W. Hill, Daniel Zwiren and Joao Carvalho have resigned. Messrs. Ronald A. Durando, Gustave T. Dotoli and Robert H. Jaffe, Esq.were nominated and elected to the board. The biographical information for these replacement nominee directors is more particularly set out in the Proxy statement.

         4. PacketPort, Inc. will acquire 4,500,000 reverse split shares of Linkon at a cost of $.05 a share and will also be granted an option to acquire an additional 1,500,000 reverse split shares at $.10 per share in consideration for making the loan required to discharge certain creditor obligations of the Company as outlined below.

         5. PacketPort, Inc. has agreed to discharge the principal creditor outstanding obligations of Linkon, as part of the restructuring arrangements set forth in this Proxy Statement, based upon the following negotiated settlement terms:

                  a. As to RG Capital Fund, LLC, PacketPort, Inc. has negotiated a commitment to discharge $1,900,000 of debt by paying $190,000. $95,000 will be paid with the balance of $95,000 payable in four equal monthly installments. PacketPort, Inc. will also tender to this creditor 250,000 shares which it holds in a publicly traded company known as mPhase Technologies, Inc. (XDSL). These shares will be donated to PacketPort, Inc. by Mr. Durando, or associates, as part of the restructuring and to be tendered as set-out above.

                  b. The second major creditor Syrinx Speech Systems Pty, Ltd., holds a Judgment against Linkon in the amount of $802,500. PacketPort, Inc. has agreed to pay $100,000 cash upon the ratification of the restructuring of the Company's debt and a second $100,000 and to tender 65,000 mPhase shares to discharge this debt. These shares are to be donated to PacketPort, Inc. by Mr. Durando, or his associates, and to be tendered as set-out above.

         6. Assuming acquisition by PacketPort, Inc. of 2,400,000 pre-split shares from existing Linkon Corporation shareholders and creditors of the Company, and assuming the exercise of the options described above, PacketPort Inc. would then hold approximately 6,800,000 shares or sixty (60%) percent of all reverse split shares in the Company.

         7. Finally, the proposed restructuring calls for the employment or consultancy of certain prior officers/directors of Linkon by PacketPort, Inc. to insure an orderly transition and continuing technical expertise. In essential terms, Mr. Lee W. Hill, the prior Chief Executive Officer, President and member of the Board of Directors of Linkon will be paid a total of $50,000 by the Company in consideration of the execution of a Consultant Agreement and agreement of Mr. Hill to release all claims he has for accrued compensation, etc. Mr. Thomas Cerabona, former Senior Vice President and Secretary, has agreed to enter into a consultancy agreement with PacketPort, Inc. for a minimum one year term at $50,000 and to release all claims he has for accrued compensation, options, etc. Mr. James Linley, the prior Vice President of Engineering at Linkon, will be employed as a technical engineer for $75,000/year plus benefits by PacketPort, Inc. for a minimum one year term and has agreed to release all claims he has for accrued compensation, options, etc. Finally, Mr. Charles A. Castelli, the prior Chairman and Chief Technology Officer at Linkon, will be employed for a minimum one year term by PacketPort, Inc. as an engineer at $84,000 per year, plus benefits and has agreed to release all claims he has for accrued compensation, etc.

      It is believed by management that the foregoing arrangement will allow Linkon to recommence present business activities without the necessity of filing a bankruptcy petition or otherwise remaining insolvent. It is anticipated that PacketPort, Inc. may supply additional capital, as necessary, to insure ongoing operations of the Company, though no assurance or warranty of this fact can be made.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

                EXHIBIT NO.       DESCRIPTION OF DOCUMENT

                  27              Financial Data Schedule for the period ended
                                  October 31, 1999
                                       (filed separately herewith)

REPORTS ON FORM 8-K

On December 16, 1999, a Form 8-K was filed disclosing the change of name from Linkon Corporation to PacketPort.com, Inc. and other related information.

           PACKETPORT.COM, INC. (Formerly known as Linkon Corporation)

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PACKETPORT.COM, INC.
                                      (Formerly known as Linkon Corporation)
                                       Registrant


DATED:    December 20, 1999           /s/  GUSTAVE T. DOTOLI
                                      -------------------------------
                                      By: Gustave T. Dotoli
                                          Vice President

DATED:   December 20, 1999            /s/  JOHN RANDAZZO
                                      -------------------------------
                                      By:  John Randazzo
                                           Principal Accounting Officer


                                  EXHIBIT INDEX

EXHIBIT  NO.                 DESCRIPTION OF DOCUMENT
---------------        -----------------------------------

   27                      Financial Data Schedule for the period ended
                           October 31, 1999(1)
------------
(1) Submitted separately, electronically.