Form 10KSB40
period 2000-01-31
POCKETPORT COM
filed 2000-06-22
CIK 833203

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED
           JANUARY 31, 2000

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 0-19705
                            ------------------------

                              PACKETPORT.COM, INC.
                         (FORMERLY LINKON CORPORATION)
          (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           NEVADA 13-3469932                                13-3469932
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

        587 CONNECTICUT AVENUE                                06854
              NORWALK, CT                                   (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                 (203) 831-2220
                 (ISSUER TELEPHONE NUMBER, INCLUDING AREA CODE)

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.003 PAR VALUE
                                (TITLE OF CLASS)

    CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR PAST 90 DAYS.
YES [X] NO

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year. $929,082

    As of May 19, 2000 the aggregate market value of the voting stock held by non-affiliates was approximately $9,844,934

    Number of shares outstanding of the issuer's common stock, as of May 19, 2000 was 15,508,389

                      DOCUMENTS INCORPORATED BY REFERENCE

    The issuer's proxy statement, primarily relating to the restructuring of certain debts and the issuance of certain shares was filed with the Securities and Exchange Commission on or about October 8, 1999 and was voted upon and ratified by a substantial majority of the shareholders at a shareholders meeting held on November 26, 1999 and is incorporated by reference into Part III of this Form 10-KSB.

    Transitional Small Business Disclosure Format (check one):

                                Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BUSINESS

    At the shareholders' meeting held on November 26, 1999, the new officers of the Company were authorized to settle outstanding debts of the Company owed to RG Capital Fund LLC and Syrinx Speech Systems Pty Ltd. The assumption of those debts and capital infusion by PacketPort, Inc., as a conduit; with offices also located at 587 Connecticut Avenue, Norwalk, Connecticut 06854; were done in consideration of the issue of 4,500,000 shares of common stock at $.05 and an option to purchase 1,500,000 shares of common stock for $.10. As part of the debt restructuring plan proposed by PacketPort, Inc., the shareholders approved a reverse split on a three share for one share basis, increase in par value from $.001 to $.003, the issuance of 4,500,000 post reverse split shares to PacketPort, Inc. at a cost of $.05 a share, the option to purchase 1,500,000 shares of common stock for $.10 and a new Board of Directors.

    Also at that shareholders' meeting, authorization was given to change the name of the Corporation from Linkon Corporation to PacketPort.com, Inc. In accordance with this authorization, the name of the Corporation was changed effective December 9, 1999 and the reverse split was also made effective December 9, 1999.

    PacketPort.com Inc. develops and markets Internet Protocol Telephony products and services for the Internet, telecom and other data networking industries. PacketPort.com is launching a complete line of Voice-over DSL (VoDSL) products. Extending the capabilities of standard DSL service, VoDSL allows the same line to provide multiple lines of Voice or Fax-over IP service in addition to high-speed Internet access. PacketPort.com's products are sold to International Carriers, Internet Service Providers and Next Generation Telcos. Other IP Telephony and voice over DSL datacom equipment companies include public companys' such as 3 Com (NASDAQ:), Clarent (NASDAQ: CLRN). CISCO Systems (Nasdaq
CSCO) and SONUS Networks (NASDAQ SONS). In addition private companies competing include Copper Comm, Jetstream and Tollbridge.

    Our software includes the Link O/S-TM- Operating System, which manages digital signal processing resources, memory, and software objects for telephony, fax, modem, speech compression, recognition, verification and synthesis. PacketPort.com, Inc. also offers a Direct Driver Interface for board-level programming, a signaling server engine for connecting Linkon-based systems to a variety of communications networks, as well as high-level application development tools such as Teravox-Registered Trademark-. Software applications include the LinkNet-TM- IP (internet protocol) Telephony Software Suite and LinkNet-TM- Gatekeeper Module.

    Our hardware includes the Maestro-TM- System, a modular and scalable Digital Signal Processing ("DSP")-based platform for processing voice, fax, voice compression, modem, speech recognition and synthesis. The Maestro-TM- System also provides public switched telephone network connectivity, echo cancellation for IP Telephony applications, and computer bus and computer telephony bus connectivity.

    PacketPort.com, Inc. technology-based systems include the LinkNet-TM- IP Telephony Gateway--a new offering for the rapidly growing Internet telephone market--and the ESCAPE-TM- Enhanced Services Platform for the dynamic call center automation market. Both products leverage Linkon's award-winning Maestro-TM- System technology.

    The Company has formed relationships with a variety of technology suppliers. These include Continuous computing for whom we are value added reseller; Natural Micro Systems a network interface and packet engine provider; Dax systems a PCI bus enclosure provider, Audiocodes a packet engine supplier.

THE MARKET FOR IP TELEPHONY

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

TECHNOLOGY OVERVIEW

    Our hardware includes the Maestro-TM- System, a modular and scalable DSP-based platform for processing voice, fax, voice compression, modem, speech recognition and synthesis. The Maestro-TM- System also provides public switched telephone network connectivity, echo cancellation for IP Telephony applications, and computer bus and computer telephony bus connectivity.

PACKETPORT.COM, INC. TECHNOLOGY-BASED PRODUCTS

    PacketPort.com, Inc. currently has the following distinct product lines: The LinkNet-TM- Gateway System; The Escape-TM- System; and LinkNet-TM- SS7 Server.

THE LINKNET GATEWAY SYSTEM

    The LinkNet Gateway System is based on the Company's unique technical expertise, knowledge and experience of implementing voice communication switching systems, network signaling protocols and real-time communication requirements demanded by telecom networks. The rapid development of the internet has introduced a new dynamic market of Internet based voice and fax communications which requires the creation of a new communication paradigm based in TCIP/IP communications and IP switching. As the new paradigm progresses the convergence of traditional telecommunication networks with the internet will be required. This creates a requirement for a new class of communication and signaling server hardware and software applications to make the two disparate networks work in a homogeneous fashion. To accomplish this task a sophisticated level of "Carrier Grade TCP/IP Computer Telephony" integration and the duplication of Class 4 and 5 level switch features on the platform is required.

    Our approach to achieve this goal is to use best of breed system components, specialized systems integration services, and high powered UNIX based server platforms. Linkon's engineering team architects the systems and applies a real-time communication model to TCP/IP networking to approximate the PSTN telecommunication network supporting voice and fax communications.

    The best of breed components include PacketPort.com, Inc.'s Voice and Fax Internet telecom software, Sun Microsystems, Natural Microsystems PSTN Interfaces and Audiocodes Packet Engines. Our signaling server API allows control of the telecom server via specialized network control software including vendor supplied H323 and SS7. LinkNet internet driver control is optimized for real-time data transfer from computer network interfaces, and LinkVox suite of "C" APIs enabling full control of all functions of the communication server and creation of enhanced service modules required for messaging, network billing, call progress monitoring and detailed session logging.

    LinkNet utilizes Sun Microsystems imbedded Sparc processors and Solaris operating system in custom server configurations to manage all aspects of the communications servers, data base registration and network control via signaling interfaces. Software systems are provided by third party integrators selected and approved to be used with LinkNet's system architecture. Desktop Web Phones and other multimedia telecommunication devices as well as Java applications are integrated into the system architecture delivering full telecommunication soft phone features. It is important to note that there are many different "Web SoftPhones" on the market. The server can utilize different software packages supporting different voice compression types as long as the compression and signaling types are supported on the PacketPort.com, Inc. telecom server.

ARCHITECTURE

    The LinkNet product is designed as an open system platform with a full set of enabling technologies and API tool set supporting IP to PSTN communication applications. LinkNet's Gateway product goal is to supply to OEMs, Telcos, ISPs, CTI System Integrators and communication service providers with System Development, Integration, and Engineering capabilities of a solid foundation to build IP telephony communication products/application solutions. As the IP telephony market rapidly moves from the early adopter stage of an emerging market the requirements for large scale reliable system platforms will become an absolute necessity as new IP service revenues become mission critical to major service providers. LinkNet's architecture is focused on the mission critical applications with the same reliability of communication services that the public switched networks offer today. To achieve this reliability LinkNet is based on telco and ISP service provider proven system platforms, signaling and operating systems. These platforms include UNIX (Solaris) operating systems, Sun Microsystems Servers, and SS7 signaling control. All of these system components are found in service providers' networks and have proven their performance with a high level of reliability. In addition to solid hardware there is an abundance of standard network management software packages and standards based interfaces to other operation and maintenance systems. It is PacketPort.com, Inc.'s objective position that if anew class of service provider is to generate new revenue streams by entering the growing competitive market of telecommunication services the network infrastructure has to be equivalent or better than existing networks. LinkNet is positioned to take advantage of the best of the existing networks, price advantage of open systems, and leveraging new communication software applications. To fully understand the advantages of LinkNet's Gateway Architecture you have to review the design criteria: 1) object oriented software design with messaging interfaces, 2) hardware modularity, and 3) application portability. To explain this architecture a discussion and description of the gateway from the component level starting with the telecom interfaces, moving through the DSP communication levels, to the highest application layer is required. The following is a brief overview description of each of the Gateway's component layers:

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

THE ESCAPE-TM- PLATFORM

    The PacketPort.com, Inc. ESCAPE-TM- Voice Response Unit (IVR System) also utilizes the Maestro-TM- System universal-port, DSP-based CTI boards and application generation software. This hardware/software combination, built upon a fully open-architected, telco-grade computer platform, provides great flexibility in integrating previously disparate systems and emerging technologies.

    With ESCAPE-TM-, customers acquire a middleware system that applies not just to current technologies, but also to emerging ones. ESCAPE-TM- enables the exchange of information with other systems, regardless of whether they are old, new, in-house, or third party. This allows a business to protect its existing investments while reducing the costs associated with expanding services.

ESCAPE-TM- PLATFORM DESCRIPTION

    The ESCAPE-TM- Platform utilizes its Maestro-TM- CTI architecture, which enables the system to support either multiple channels of DTMF per DSP, or "Universal Port" functionality supporting DTMF, Fax, Speech Recognition, multiple voice compressions, modem, and Text-To-Speech.

    Use of the Maestro-TM- boards in these VRU's offers significant advantages over competitive products. According to Computer Telephony Magazine, "Maestro-TM- delivers the best price performance while maintaining the Company's reputation of producing the telecom market's "most powerful" board.

    In addition to the Maestro-TM- Boards and application generator software, each ESCAPE-TM- System is built upon a Pentium based Industrial Rack Mounted Computer. This computer provides redundant power supplies, remote monitoring and optional RAID disk storage capability.

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

RESEARCH AND DEVELOPMENT

    The nature of the computer hardware and software industries is such that research and development is deemed mandatory by management in order to ensure competitiveness. The Company incurred research, development of approximately $249,089 and $370,448 for the fiscal years ended January 31, 2000 and 1999 respectively. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced hardware products (communications boards) and more efficient software products to operate them.

    Our product strategy calls for products with an "OPEN" architecture design. This permits them to interface with all existing competitive hardware and software and permits Linkon to market software replacement and upgrades as new products are developed.

    The Company's R&D strategy is to have strong in-house design and engineering capability, but also to utilize state-of-the-art technology houses to develop long lead-time leading edge technology. Some examples are arrangements with Designer Labs for SS7 signaling solutions.

TECHNOLOGY RELATIONSHIPS

    The Company's strong technology and quality product design have led to several technology relationships over the last few years. The more significant relationships are outlined below. Given its limited size and resources, PacketPort.com has relied upon these and other third parties to develop technology necessary for the Company's products.

NATURAL MICROSYSTEMS

    Natural MicroSystems (NASDAQ; NMSS), based in Framingham, Massachusetts, is the technology leader enabling the world's premier networking and communication equipment suppliers to create and accelerate New Network infrastructure and services. The company designs, develops and supplies network-quality hardware and software components and provides design and customization services.

    As IP telephony gains increasing market acceptance, the requirement emerges for a new class of platform. New VoIP protocols such as the Media Gateway Control Protocol (MGCP) and the Session initiation Protocol (SIP) help define a standard environment for applications such as VoIP gateways and IP media servers, which demand connectivity, flexibility, and performance. Fusion/Convergence Generation-TM- (CG) 6000C is a scalable, high-performance development platform for IP telephony solutions. This product has been developed from the ground up to address packet-intensive, convergence applications and is integrated as an important building block of the PacketPort.com gateway.

AUDIOCODES LTD.

    AudioCodes designs, develops and markets enabling technologies and products for voice over packet networks. AudioCodes' product line includes a selection of signal processors, VoIP communication boards, communications software and custom modules for OEM customers. AudioCodes is a voice compression leader and the key originator of the ITU G.723.1 standard for IP Telephony.

    Packetport.com Utilizes the AudioCodes' TP200 which provides VoIP packet streaming for 60 Independent ports in a single PCI slot. The TP200 supports industry standard algorithms for voice compression, silence suppression, echo cancellation, fax relay, modem relay, tone relay and jitter buffer management.

    Standard TDM bus interfaces, such as MVIP or SCSA are available for integration with other CTI Products. An on-board NIC interfaces the IP network based on standard RTP/RTCP media streaming protocol. An optional dual E1/T1 interface can be used to connect to the PSTN, with on-board signalling support.

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

OPUS/ MOCKINGBIRD

    PacketPort.com, Inc. and Opus/ Mockingbird Networks signed a joint agreement to merge their technologies and is in development of a next-generation high density hybrid IP/telephony platform technology for the carrier market. The relationship provides for the ability to significantly improve enhanced messaging services and increasing port densities, to expanding system scalability and lowering costs.

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

    Although the Company's products have received wide recognition, commercial success with previous generations has been moderate because of the high price point (on a per port basis) for voice-only applications. Pricing issues have been addressed with the Maestro-TM- System series products. The Company's product design and feature set were ahead of the market trend towards more complex multimedia applications and larger systems. As the market for systems has become more competitive, and differentiation is increasingly feature based, demand is rapidly rising for high port count and multi-feature systems which the Company's product line addresses.

SALES

    Through the Company's sales force, and its analysis of the sales volume, market specialization and financial status of potential customers, the Company predetermines potential customers deemed qualified for its products and makes direct telephone or written contact with the appropriate representatives thereof. The Company is directly targeting the Call Center market for sales of the ESCAPE-TM- IVR platform. The primary sales targets for the Company's component level products are VARs, Systems Integrators ("SI"), OEMs and telephone companies.

DISTRIBUTORS

    The Company is seeking to develop relationships with independent firms to carry the Company's products both domestically and internationally. The Company currently has relationships with customers in the United States, Philippines, Australia and throughout Europe.

OEM SALES

    The Company seeks to establish agreements with OEM companies with large customer bases which intend to modify the Company's hardware, operating systems and/or utilities for marketing by the OEM under its own name. It is contemplated that these arrangements will usually involve training, volume discounts and minimum purchase commitments. As of the date hereof, the Company sells to several OEMs, the largest agreement for which is with OPUS Systems/Mockingbird Networks.

DIRECT SALES

    The company presently sells directly to a number of accounts. As awareness of the technological advantages of the company's LinkNet-TM- Flexible Packet Gateway and IVR Platform System products grow in the market, it is expected that the percentage of direct sales will grow.

INTERNATIONAL SALES

    PacketPort.Com, Inc is in the process of negotiating distribution agreements for the Philippines and China.

KEY CUSTOMERS

    Four of the Company's customers accounted for approximately 76% of revenues for the year ended January 31, 2000. Management believes that future sales will come from:

1. Sales of the LinkNet-TM- Flexible Packet Gateway Server to customers such as competitive local exchange carriers, next generation telecom companies, ISP's and prepaid calling card companies.

2. VARs, Sis and OEMs who will develop or private label their own platforms using our technology, and in essence, will resell the Company's products to end users.

3. Low cost scaleable small to high density Internet appliances for VoDSL and VoCable.

4.  Sales of the ESCAPE-TM- IVR Platform into various vertical markets.

TELIC.NET, INC.

    In fiscal 2000, telic.net purchased approximately $391,700 of LinkNet Flexible Packet Gateways. Linkon's LinkNetwork deployed gateways were purchased by telic.net in July 1999. The company since then has been expanding their worldwide IP network. Their Partner program accommodates other companies that wish to joint the network.

OPUS SYSTEMS/MOCKINGBIRD NETWORKS

    In fiscal 200, Opus Systems/Mockingbird Networks purchased approximately $120,500 of LinkNet software licenses. Opus Systems/Mockingbird Networks is an OEM offering a range of IP telephony products, from turnkey solutions to advanced signaling gateway for IP telephony manufactures.

MAGENTA TECHNOLOGIES, PTY LTD

    In fiscal 2000, Magenta Technologies purchased and deployed approximately $102,600 of Maestro products. Magenta is a Value Added Reseller (VAR) of the Maestro Communications board. The company has developed a proprietary application using the Maestro Direct Driver Interface, which they resell to companies in Australia and New Zealand.

BACKLOG

    As of February 1, 2000 the Company had a backlog of approximately $151,000, all of which was shipped in the first quarter of fiscal 2001. As of June 16, 2000, the Company had a backlog of approximately $250,000 to be shipped during the second quarter of fiscal 2000.

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

COMPETITION

    The Company's markets are extremely competitive. Competitors to the Company's various product lines include:

    For the Maestro-TM- System products, Dialogic Corporation, Rhetorex, a division of the Octel Division of Lucent, Brooktrout Technology, Inc. and Natural Microsystems, Inc., among others, are substantial hardware competitors of the Company.

    For the Escape-TM- Platform products, Conversant, a division of Lucent Technologies, Brite Voice, Intervoice, Periphonics, and Syntellect manufacture IVR systems.

    For the LinkNet Flexible Packet Gateway (server) products: Lucent, Nu-Era, Vocaltec, Sonus, Cisco, Netrix, Inter-Tel, Vienna Systems and other companies as well as several proprietary products companies have built competing IP Telephony gateway products that utilize components from one or more of the companies listed above.

    For the Internet Appliances: TollBridge, Jetstream and CoperCom have introducted competing hardware/software devices.

    Management believes that its products possess certain competitive advantages. The Company's products are able to run all functionality on a single board, compared to multiple boards for the Company's competitors. The Company's products can run compression software in conjunction with other modalities. The Company's software is scalable to a high density. In addition, the Company's LinkNet-TM- product is at present the only Sun Microsystems's SPARC and Solaris-based IP Telephony Gateway on the market--a factor that provides Linkon with a distinct competitive advantage in the telecommunications and Internet services marketplace. However, given the competitive nature of the industry, no assurance can be given that the Company can achieve a commercially successful market for its products or that its competitors will not develop similar or better products than the Company's present line in the future. The Company does not presently possess a meaningful market share in the voice processing industry and many of the Company's competitors have greater financial and other resources and more substantial marketing capabilities than the Company.

PATENTS, TRADEMARKS & COPYRIGHTS

    The Company's computer board design and code are proprietary and a trade secret. The Company has obtained no patents or registered any copyrights for any of its products.

    The Company has obtained a registration for its TERAVOX-Registered Trademark- trademark from the U.S. Patent and Trademark Office and intends to seek source code copyright protection on its future operating systems and utilities.

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

EMPLOYEES

    On May 10, 1999, Linkon laid off all but one employee (an administrative employee) because it did not have the cash on hand to meet further payrolls. Subsequent to the restructuring which occurred during the fourth quarter of fiscal year ended January 31, 2000, the Company has reemployed two prior directors in an engineering and product development capacity and two prior technical support personnel to assist product enhancement and customer service. The Company also has two administrative employees, a national sales manager and three executive officers for a total of ten employees as of April 16, 2000. The Company anticipates hiring additional engineers and technical support personnel commensurate with revenue growth and product enhancement.

ITEM 2. PROPERTIES

    The Company moved to 587 Connecticut Ave, Norwalk, CT in November 1999, in conjunction with the restructuring, and leases approximately 2,000 square feet for $4,000 on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

    By complaint dated January 4, 1999, Syrinx Speech Systems Pty. Limited commenced a civil action against Linkon in the Connecticut Superior Court, Syrinx Speech Systems Pty. Ltd. v. Linkon Corp., CV-99-0358989-S, alleging payment due and owing on invoices for services performed. In conjunction with and based upon the complaint, Syrinx applied for a prejudgment attachment against Linkon in the amount of $1 million. Following negotiations, including with respect to the quality and nature of services performed and to be performed by Syrinx, Linkon and Syrinx entered into a settlement agreement dated April 5, 1999. Under the terms of the settlement agreement, Linkon agreed to have judgment entered against it in the amount of $802,500.00, and judgment in that amount had been entered against Linkon. As part of the settlement agreement, Syrinx agreed that it will not execute upon the judgment until June 1, 1999, provided that Linkon remains in compliance with the conditions of the settlement agreement, which include that Linkon make an installment payment of $30,000 by May 1, 1999 (which was paid) and pay to Syrinx an adjustable percentage of new equity investment toward satisfaction of the judgment. Pursuant to the plan of restructuring, as approved by the shareholders on November 26, 1999; this judgment was assumed by PackPort, Inc. and satisfied prior to January 31, 2000.

    In a separate matter, Linkon has entered into a settlement agreement with Devendra Bhagat ("Bhagat"). In response to a demand for payment on a Convertible Subordinated Debenture previously issued to Bhagat by Linkon in the amount of $100,000.00, Linkon agreed to make payment on the debenture. By agreement dated December 22, 1998, Linkon agreed to pay Bhagat $106,335.62 in principal and interest in four (4) installments, the last installment to be paid no later than May 17, 1999. Linkon had paid the first three (3) installments in the aggregate amount of $78,616.44, leaving a balance of $25,219.18. Subsequent to the restructuring, the Company satisfied this obligation prior to January 31, 2000.

    The Securities and Exchange Commission has initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999. The Company intends on providing full cooporation to the Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On November 26, 1999, at a special meeting of the Shareholder's voted on and approved the following:

(1) The Shareholder's approved the Plan of Restructuring, whereby Packet Port, Inc. assumed certain Debts in exchange for 4,500,000 of common stock @ $.05 per share and 1,500,000 options @ $.10 per share.

(2) The Shareholder's elected a new Board of Directors.

(3) The Shareholder's ratified the appointment of Radin, Glass & Co., LLP as the Company's auditors.

(4) The Shareholder's approved a 1 for 3 reverse split of the Company's common shares.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's shares are listed on the National Quotations Bureau "Bulletin Board". Its stock symbol is "LKON" until December 8, 1999. On December 9, 1999 the Company changed its name to PacketPort.com, Inc. and changed its symbol to "PKPT". On December 9, 1999 the reverse split of 1 new share for each 3 shares held on October 25, 1999 was effected.

    The following table sets forth, for the periods indicated, the quarterly high and low representative bid quotations for the Company's Common Stock as reported by the National Quotations Bureau. Quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions. These figures have been adjusted to reflect the 1 for 3 reverse stock split on December 9, 1999.

                                               FISCAL YEAR ENDING JANUARY 31,
                                          -----------------------------------------
                                                 1999                  2000
                                          -------------------   -------------------
                                            HIGH       LOW        HIGH       LOW
                                          --------   --------   --------   --------
1st quarter.............................  $10.968     $ 1.35    $ 6.00     $2.625
2nd quarter.............................  $ 8.625     $4.125    $ 2.8125   $ .52
3rd quarter.............................  $ 4.968     $ 1.50    $ 1.44     $ .5625
4th quarter.............................  $ 5.718     $1.218    $19.508    $ .84

    As of June 16, 2000, there were 894 shareholders of record of the Common Stock of the Company. The Company estimates, based on prior shareholder mailings, that holdings in "street name" represent approximately 5,400 additional beneficial shareholders.

    The Company has not declared any dividends since its inception and, due to its anticipated need for all revenue generated by the Company's operations to be used to operate the Company's business, has no intention of paying any cash dividends in the immediate future.

    Effective June 21, 2000, the Company is delisted from the OTC Bulletin board due to failure to comply with the eligibility rule. The Company anticipates reactivation with this instant filing.

ISSUANCES OF THE COMPANY'S SECURITIES DURING FISCAL 2000

    The following is a description of transactions in which the Company issued its securities during the fiscal year ended January 31, 2000.

    Between February 1, 1999 and December 8, 1999:

    (1) The Company issued warrants to purchase 60,000 pre-split shares of the Company's stock for services to a consultant with prices ranging from $.5625 to $1.125.

    (2) The Company issued 71,804 shares of common stock for services valued at $60,000. We issued 124,900 shares of the Company's common stock, which represented the exercise of certain options and warrants which were outstanding at January 31, 1999.

    On December 8, 1999 the Company recorded a reverse split of 1 share for each 3 shares held by stockholders of record on October 25, 1999.

    Subsequent to December 8, 1999 and prior to January 31, 2000:

    (1) The Company issued an option to purchase 1,500,000 post-split common shares for an option price of $.10 per share valued at $535,000; in connection with the plan of restructuring approved by the shareholders on November 26, 1999.

    (2) We also issued 4,500,000 shares with a purchase price of $.05 per share valued at $2,700,000 based upon the measurement date of September 8, 1999, the date on which the creditors, the prior board of directors and the current board of directors agreed to the proposed restructuring.

    (3) The Company issued 6,000,000 shares of its common stock for $.13 per share generating gross proceeds of $780,000, net of offering costs of $32,109, generated net proceeds of $747,891. This offering was to accredited investors pursuant to Rule 505 of the United States Securities and Exchange Commission and are generally restricted for one year, commencing in December 1999. Certain of the shares were sold to the employees of the company and employees of affiliates.

    (4) The Company issued 385,194 shares of the Company's common stock, which represented the exercise of certain options and warrants which were outstanding at January 31, 1999; adjusted for the reverse stock split of December 8, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of the Company's current management.

RESULTS OF OPERATIONS

    Twelve months ended January 31, 2000 vs. January 31, 1999:

NET LOSS

    The Company reported a net loss of $3,247,087 for fiscal 2000 as compared to a net loss of $2,686,779 for the prior fiscal year. This increase in the net loss reported by the Company was primarily due to the following factors:

    For the year ended January 31, 2000, revenues decreased by approximately $3,314,914 from the year ended January 31, 1999, from $4,243,996 to $929,082.
This is discussed more fully under the section entitled "Revenues" below.

    Gross Margin decreased from 42% in fiscal year 1999 to (88)% in fiscal year 2000. This is more fully discussed under the section entitled "Cost of Goods Sold" below.

    The Company recorded $298,471 loss on settlement of Debts which included $476,036 settlement loss in connection with stock and warrants exchanged for the assumption of Notes and $177,565 of gain from cash settlements.

REVENUES

    For the year ended January 31, 2000, revenues decreased approximately $3,314,914 from the year ended January 31, 1999, from $4,243,996 to $929,082, a decrease of 78%. This decrease was due to a) a loss of sales activity from AT&T and Sequel, which combined provided approximately 69% of the Company's revenues in Fiscal 1999, and b) the Company's then severely constrained cash position which resulted in a lay off of all but one employee on May 11, 1999, including the sales force.

COST OF GOODS SOLD

    Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization were $1,748,096 and

$2,853,592 for the years ended January 31, 2000 and 1999 respectively. This constituted approximately 188% and 67% of revenues for the years ended
January 31, 2000 and 1999, respectively. Excluding software amortization, cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $1,070,143 and $2,469,113, or 115% and 58% of revenues, for the years ended January 31, 2000 and 1999 respectively.

    The cost of goods sold varies with each product line, with software having less material cost than hardware. The primary costs incurred by the Company are for materials and equipment relating to its hardware products.

    Management attributes the increase in cost of goods sold for fiscal year 2000, as compared to fiscal year 1999, as a percentage of revenues, to the following:

    1) Inventory write down of $200,308 associated with obsolete hardware technology was charged against cost of goods sold.

    2) Software amortization was increased by an additional $293,473 as a result of accelerated software amortization associated with the capitalized software account.

    3) The effect of the fixed amount of software amortization on a much smaller amount of sales.

    Software amortization costs for the years ended January 31, 2000 and 1999, were $677,953 and $384,480 respectively. These amounts were 73% and 9% of revenues for the years ended January 31, 2000 and 1999, respectively, and are included in the Cost of Goods Sold total percentage of 188% and 67% for the above periods being presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the fiscal years ended January 31, 2000 and 1999 were $1,728,886 and $3,638,681 respectively. This constituted approximately 186% and 86% of revenues for the fiscal years ended January 31, 2000 and 1999, respectively. This decrease was due to a lay off of all but one employee on May 11, 1999. The Company expects selling, general and administrative expenses will be increased going forward.

RESEARCH, DEVELOPMENT AND SOFTWARE

    The Company incurred research, development and software costs of approximately approximately $321,989 and $692,573 for the fiscal years ended January 31, 2000 and 1999 respectively.

    It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product. For the fiscal year ended January 31, 2000 and 1999 the amounts capitalized were $76,581 and $291,600 respectively. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs.

    The decrease in research and development costs was primarily due to a lay off of all but one employee on May 11, 1999. The Company expects to increase Research and Development costs going forward.

LIQUIDITY AND CAPITAL RESOURCES

    At January 31, 2000 the Company had working capital of $1,313,017 as compared to a deficit of $1,074,473 at January 31, 1999.

    The marked improvement in the Company's working capital primarily results from the restructuring which occurred during the fourth fiscal quarter for the year ended, and resulted in an over $3,000,000 increase in equity.

    During the year ended January 31, 2000 we raised additional capital of approximately $2,376,819 through the issuance of common stock and the exercise of options and warrants which were outstanding from last year as well as the issuance of restricted shares to sophisticated investors in transactions exempt from registration pursuant to Rule 505 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. We also plan on raising approximately $2,000,000 in private offering in our second fiscal quarter. As a result of these private offerings, we anticipate having sufficient working capital through the end of the current fiscal year. We do expect that, in connection with the anticipated growth of the Company's products, we will raise significant additional funds through a public or private offering of our common stock or otherwise. However, there can be no assurance that the Company's efforts to attain profitability, that the Company will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the company to realize its plans.

RISK FACTORS WHICH MAY EFFECT OUR BUSINESS

WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORESEEABLE FUTURE.

    We expect operating losses and negative cash flow for the foreseeable future as we must invest in marketing and promotional activities, acquisitions, technology and operating systems. We cannot be certain when and if we will achieve sufficient revenues in relation to expenses to become profitable. We believe that increasing our revenues will depend in large part on our ability to:

    - offer programs and products that are attractive to telephonic consumers;

    - increase consumer awareness of our product utility and develop effective marketing and other promotional activities to drive our volume to profitable levels;

    - provide our customers with superior Vodel & Vocable experiences; and

    - develop strategic relationships.

    Our future profitability depends on generating and sustaining high revenue growth while maintaining reasonable expense levels. Slower revenue growth than we anticipate or operating expenses that exceed our expectations would harm our business. If we achieve profitability, we cannot be certain that we would be able to sustain or increase profitability in the future.

WE MAY NEED ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS IF WE DO NOT GENERATE
  ENOUGH REVENUE.

    We require substantial working capital to fund our business and may need more in the future. We will likely experience negative cash flow from operations for the foreseeable future. If we need to raise additional funds through the issuance of equity, equity-related or debt securities, your rights may be subordinate to other investors and your stock ownership percentage may be diluted. We cannot be certain that additional financing will be available to us.

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

    Our revenues and operating results may vary significantly from quarter to quarter due to a number or ability to produce quality programming of factors. Many of these factors are outside our control and include:

    - our ability to produce quality products with competitive features;

    - fluctuations in consumer purchasing patterns and advertising spending;

    - changes in the growth rate of Internet usage and online user traffic levels including IP Telephony;

    - actions of our competitors;

    - the timing and amount of costs relating to the expansion of our operations and acquisitions of technology or businesses; and

    - general economic and market conditions.

    Because we have a limited operating history, our future revenues are difficult to forecast. A shortfall in revenues will damage our business and would likely affect the market price of our common stock. Our limited operating history and the new and rapidly evolving Internet market make it difficult to ascertain the effects of seasonality on our business. If seasonal and cyclical patterns emerge in Internet purchasing, our results of operations from quarter to quarter may vary greatly and may cause our business to suffer.

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

    Our success depends upon effective planning and growth management. Excluding part-time employees, at December 31, 1999 we had a total of six employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD BURDEN OUR BUSINESS.

    The adoption or modification of laws or regulations applicable to the Internet could harm our business. The U.S. Congress recently passed laws regarding online children's privacy, copyrights and taxation. The law governing the Internet, however, remains largely unsettled. New laws may impose burdens on companies conducting business over the Internet. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet and online advertising. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. We also may be subject to regulation not specifically related to the Internet, including laws affecting direct marketers.

OUR STOCK PRICE COULD BE EXTREMELY VOLATILE, AS IS TYPICAL OF TELEPHONIC AND
  INTERNET-RELATED COMPANIES.

    Our stock price has been volatile and is likely to continue to be volatile. The stock market has experienced significant price and volume fluctuations, and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile.

    The market price for PacketPort.com common stock is likely to be highly volatile and subject to wide fluctuations in response to the following factors:

    - actual or anticipated variations in our quarterly operating results;

    - announcements of technological innovations or new products or services by us or our competitors;

    - changes in financial estimated by securities analysts;

    - conditions or trends in telephonic and e-commerce;

    - announcements by us or our competitors of significant acquisitions, strategic partnership, joint ventures or capital commitments;

    - additions or departures of key personnel;

    - release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

    - potential litigation.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There were no changes in, or disagreements with, the Company's certified public accountants during the fiscal years ended January 31, 2000 and 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    DIRECTORS AND OFFICERS. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions and offices with the Company presently held by them.

CURRENT DIRECTORS:

    1. MR. RONALD A. DURANDO, Age 42. Mr. Durando is a co-founder of mPhase, a small public technology company, and has served as its President and Chief Executive Officer since its inception in October 1996. Prior to joining mPhase Technologies, Inc., Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. In addition, Mr. Durando is concurrently employed as the Chief Operating Officer of Microphase Corporation, a leading developer of telecommunications technology. He is also Chairman of the Board of Janifast Ltd., a U.S. Holding Corp. for operational and manufacturing companies in Hong Kong and China. On November 26, 1999 Mr. Durando became the Company's Chairman, Chief Executive Officer and President. He is the 100% owner of PacketPort, Inc.

    2. MR. GUSTAVE T. DOTOLI, Age 62. Gustave T. Dotoli has served as the Chief Operating Officer of mPhase since October 1996. In addition, Mr. Dotoli is concurrently employed as the Vice President of Corporate Development of Microphase Corporation. He is formerly the President and Chief Executive Officer of the following corporations: Imperial Electro-Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc. and Met Pack, Inc. Mr. Dotoli received a B.S. degree in Industrial Engineering from Fairleigh Dickinson University in 1959. On November 26, 1999 he was elected to the Board of Directors and became the Company's Vice President, and Chief Operating Officer.

    3. ROBERT H. JAFFE, ESQ, Age 63. Mr. Jaffe is an attorney at law in the State of New Jersey, and the principal officer of a professional association of attorneys known as Robert H. Jaffe & Associates, P.A. He graduated in 1957 from Harvard College in Cambridge, Massachusetts, where he received a Bachelor of Arts degree. Mr. Jaffe did post-graduate work at Columbia University in New York, where he received a Masters in Business Administration in 1961. Mr. Jaffe was commissioned as a certified public accountant in New Jersey during the year 1964. Thereafter, while employed as an executive for a water and sewer utility holding company, Mr. Jaffe attended Seton Hall University Law School in Newark, New Jersey, where he received a Juris Doctor degree in 1969. After becoming a member of the Bar of the State of New Jersey in 1970, Mr. Jaffe has specialized in securities litigation and employment discrimination cases, and, in connection with these specialties, has practiced before the United States Supreme Court, the Washington State Supreme Court, the New Jersey Supreme Court and various federal and state appellate and trial courts throughout the United States. On November 26, 1999 Mr. Jaffe became an interim director of the Company.

OTHER OFFICERS AND PRIOR DIRECTORS:

    MR. LEE HILL, Age 55. Presently an executive consultant to the Company. Prior to November 26, 1999 Mr. Hill was the Chief Executive Officer, President and a member of the Board of Directors since 1993.

    MR. JAMES LINLEY, Age 46. Presently a Technical Engineer for the Company. Prior to November 26, 1999 Mr. Linley was Vice President of Engineering, since March of 1991.

    MR. CHARLES A. CASTELLI, Age 55. Presently engaged as an engineer for the Company. Prior to November 26, 1999 Mr. Castelli was the Chairman of the Board of Directors and the Chief Technology Officer and served in those capacities since June of 1990.

    MR. THOMAS CERABONA, Age 48. Presently an executive consultant to the Company. Prior to November 26, 1999, he was the Company's Senior Vice President of Operations since March, 1996.

    JOAO M. CARVALHO, Age 58. Mr. Carvalho served as a director of the Company since June, 1990. On November 26, 1999 he resigned.

    DANIEL ZWIREN, Age 43. Mr. Zwiren served as a director of the Company since June, 1996. On November 26, 1999 he resigned.

ITEM 10. EXECUTIVE COMPENSATION.

    The following table sets forth the compensation for the years ended January 31, 2000, 1999, 1998 paid to the Company's Chief Executive Officer and the other named executive officers whose compensation is required to be disclosed pursuant to Item 402(a)(2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended:

                                               ANNUAL
                                          COMPENSATION (1)                            AWARDS
                                       ----------------------               ---------------------------
       NAME AND UNDERLYING              FISCAL        SALARY                  OTHER ANNUAL      SHARES
       PRINCIPAL POSITION                YEAR          ($)      BONUS ($)   COMPENSATION ($)   OPTIONS
---------------------------------      --------      --------   ---------   ----------------   --------
Lee, W. Hill.....................        2000        $ 77,710      --          $ 25,000(5)         -0-
  President and                          1999        $166,499    $45,000       $  8,400(2)     150,000
  Chief Executive Officer                1998        $150,000    $45,000       $  8,040(2)      50,000

Charles Castelli.................        2000        $106,750      --                 -0-
  Chairman, Chief                        1999        $140,750    $54,000       $  8,400(3)     100,000
  Technology Officer                     1998        $ 96,000    $19,000       $  8,640(3)       7,000

Thomas V. Cerabona...............        2000        $ 65,104                    40,000(5)         -0-
  Vice President of Operations           1999        $122,474    $36,500       $  6,000(4)      75,000
                                         1998        $102,000    $34,500       $  6,000(4)      30,000

------------------------

(1) Columns entitled "Restricted Stock Award(s)", "LTIP Payouts", and "All Other Compensation" have been excluded because they are not applicable to any fiscal year covered by this table.

(2) Mr. Hill has received an automobile allowance from the Company of $670 and $612 per year for fiscal years 1999 and 1998 respectively.

(3) Mr. Castelli has received an automobile allowance from the Company of $700 and $720 per month for fiscal years 1999 and 1998 respectively.

(4) Mr. Cerabona has received an automobile allowance from the Company for the last three fiscal years of $500 per month.

(5) Consulting fees paid since November 26, 1999.

    None of the officers received options during fiscal 2000.

    Directors Zwiren and Carvalho received 28,402 shares of common stock each, valued at $18,750 for past and current directors fees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1--Election of Directors--Executive Officers of the Company" and "--Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1--Election of Directors--Executive Officers of the Company" and "--Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)(1) FINANCIAL STATEMENTS.

    The following financial statements are included in Part II, Item 7:

       Index to Financial Statements and Schedules.................    F-1
       Report of Independent Certified Public Accountants..........    F-2
       Balance Sheets--January 31, 2000 and 1999...................    F-3
       Statements of Operations--Two years ended January 31, 2000
         and 1999..................................................    F-4
       Statements of Cash Flows--Two years ended January 31, 2000
         and 1999..................................................    F-5
       Statements of Stockholders' Equity--Two years ended January
         31, 2000 and 1999.........................................    F-6
       Notes to Financial Statements...............................    F-7

    (b) REPORTS ON FORM 8-K

       TWO NOTICES OF OTHER EVENTS; DATED DECEMBER 9, 1999 AND DATED MAY 26,
       2000.

    (c) EXHIBITS

       EXHIBIT
         NO.            DESCRIPTION OF DOCUMENT
---------------------   -----------------------
        3.1             Restated Articles of Incorporation (incorporated by
                        reference to Exhibit A to the Company's Proxy Statement,
                        dated February 4, 1997).

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

        4.2             Promissory Note, dated April 6, 1998, by the Company in
                        favor of RG Capital Fund LLC, in the principal amount of
                        $1,100,000 (incorporated by reference to the Company's Form
                        10KSB for the fiscal year ended January 31, 1998).

        4.3             Warrant Certificate, dated April 6, 1998, by the Company in favor of Roberts & Green, Inc. (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January
                        31, 1998).

       EXHIBIT
         NO.            DESCRIPTION OF DOCUMENT
---------------------   -----------------------
        4.4             Promissory Note, dated November 17, 1998, by the Company in favor of James Scibelli, in the principal amount of $200,000
                        (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1999).

        4.5 Promissory Note, dated December 9, 1998, by the Company in favor of Woodland Partners, in the principal amount of $300,000 (incorporated by reference to the Company's
                        Form 10KSB for the fiscal year ended January 31, 1999).

        4.6             Warrant Certificate, dated December 9, 1998, by the Company in favor of James Scibelli (incorporated by reference to the
                        Company's Form 10KSB for the fiscal year ended January 31,
                        1999).

        4.7             Warrant Certificate, dated December 9, 1998, by the Company in favor of Woodland Partners (incorporated by reference to the Company's Form 10KSB for the fiscal year ended
                        January 31, 1999).

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

       10.3             Form of Subscription Agreement, dated April 14, 1998,
                        between the Company and each of the investors party thereto that was designated by RG Capital Fund LLC (incorporated by reference to the Company's Form 10KSB for the fiscal year
                        ended January 31, 1998).

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

       10.8             Agreement for Purchase of Receivables, dated March 19, 1998, between the Company and Imperial Bank (incorporated by
                        reference to the Company's Form 10KSB for the fiscal year
                        ended January 31, 1998).

       10.9             Purchase Order Addendum to Agreement for Purchase of
                        Receivables, dated March 26, 1998, between the Company and
                        Imperial Bank (incorporated by reference to the Company's
                        Form 10KSB for the fiscal year ended January 31, 1998).

       EXHIBIT
         NO.            DESCRIPTION OF DOCUMENT
---------------------   -----------------------
       10.10            Commercial Lease, dated June 17, 1997, by and between 140
                        Sherman Street, LLC and the Company (incorporated by
                        reference to the Company's Form 10KSB for the fiscal year
                        ended January 31, 1998).

       10.11            Form of Incentive Stock Option Agreement under the Company's
                        1996 Stock Option and Performance Incentive Plan
                        (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1998).

       10.12            Form of Non-Qualified Stock Option Agreement under the
                        Company's 1996 Stock Option and Performance Incentive Plan
                        (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1999).

       10.13 Commercial Lease Amendment, dated May 11, 1998, by and between 140 Sherman Street, LLC and the Company
                        (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1999).

       10.14            Employment Agreement dated May 19, 1998 between the Company and Mr, Lee W. Hill (incorporated by reference to the
                        Company's Form 10KSB for the fiscal year ended January 31,
                        1999).

       10.15            Employment Agreement dated May 19, 1998 between the Company and Mr. Charles Castelli (incorporated by reference to the
                        Company's Form 10KSB for the fiscal year ended January 31,
                        1999).

       10.16            Employment Agreement dated March 19, 1998 between the
                        Company and Mr. Thomas V. Cerabona (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1999).

       10.17            Engagement Agreement, dated February 12, 1999, between the
                        Company and Morgen Evan and Co. (incorporated by reference to the Company's Form 10KSB for the fiscal year ended
                        January 31, 1999).

       10.18*           Consultant Agreement, dated November 1, 1999, between the
                        Company and Lee W. Hill

       10.19*           Consultant Agreement, dated November 1, 1999, between the
                        Company and Thomas Cerabona.

       27.1*            Financial Data Schedule.

------------------------

* filed herewith

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly
executed on this 16th day of June   , 2000.

                                                       PACKETPORT.COM, INC.

                                                       BY:            /S/ RONALD A. DURANDO
                                                            -----------------------------------------
                                                                        Ronald A. Durando
                                                                CHAIRMAN, CHIEF EXECUTIVE OFFICER,
                                                                            PRESIDENT

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ RONALD A. DURANDO                  Chairman, Chief Executive
     -------------------------------------------         Officer, President             June 19, 2000
                  Ronald A. Durando

                /s/ GUSTAVE T. DOTOLI                  Director, Chief Operating
     -------------------------------------------         Officer                        June 19, 2000
                  Gustave T. Dotoli

                 /s/ ROBERT H. JAFFE                   Interim Director
     -------------------------------------------                                        June 19, 2000
                   Robert H. Jaffe

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                                     INDEX

                                                                PAGE
                                                              --------
Index to Financial Statements and Schedules.................    F-1

Report of Independent Certified Public Accountants..........    F-2

Balance Sheets--January 31, 2000 and 1999...................    F-3

Statements of Operations--Two years ended January 31, 2000
  and 1999..................................................    F-4

Statements of Cash Flows--Two years ended January 31, 2000
  and 1999..................................................    F-5

Statements of Stockholders' Equity--Two years ended January
  31, 2000 and 1999.........................................    F-6

Notes to Financial Statements...............................    F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

PacketPort.com, Inc. (formerly Linkon Corporation)

Norwalk, Connecticut

    We have audited the accompanying balance sheets of PacketPort.com, Inc. (formerly Linkon Corporation) as of January 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacketPort.com, Inc. (formerly Linkon Corporation) as of January 31, 2000 and 1999 and the results of operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

                                          /s/ RADIN, GLASS & CO., LLP
                                          Certified Public Accountants

New York, New York
June 14, 2000

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                                 BALANCE SHEETS

                                                                      JANUARY 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                           Assets
Current Assets
  Cash and Cash Equivalents (NOTE 3):.......................  $  1,452,851   $    376,596
  Stock Subscription Receivable, collected by June 14,
    2000....................................................       208,000             --
  Accounts Receivable (NOTE 3):.............................       156,632        191,358
  Inventory (NOTE 3):.......................................       155,976        879,366
  Prepaid Expenses and Other Current Assets.................       162,493         20,496
                                                              ------------   ------------
        Total Current Assets................................     2,135,952      1,467,816
Machinery & equipment (NOTE 3):.............................
  Machinery & Equipment, at cost............................       574,637      1,629,018
  Less: Accumulated Depreciation............................      (332,294)    (1,227,467)
                                                              ------------   ------------
  Machinery & Equipment, net................................       242,343        401,551
Other Assets
    Software--Net (NOTE 3):.................................       293,473        894,845
    Investments, at cost....................................            --         25,000
    Prepaid Financing Costs.................................            --          7,843
    Security Deposits.......................................            --         18,563
                                                              ------------   ------------
        Total Other Assets..................................       293,473        946,251
                                                              ------------   ------------
        Total Assets........................................  $  2,671,768   $  2,815,618
                                                              ============   ============

       Liabilities and Stockholders' Equity (Deficit)
Accounts Payable............................................  $    605,538   $  1,341,743
Taxes Payable (NOTES 5 AND 9):..............................         1,000          1,000
Interest Payable (NOTE 7, 8 AND 9):.........................            --         54,245
Deferred Revenue............................................        26,330        216,128
Accrued Expenses............................................       190,067        369,495
Notes Payable...............................................            --        559,678
                                                              ------------   ------------
        Total Current Liabilities...........................       822,935      2,542,289
Long-term Liabilities
Notes Payable (NOTE 8):.....................................            --      1,020,094
Stockholders' equity (deficit) (note 4):
Common Stock. $.003 Par Value, 24,900,000 shares authorized,
  15,458,372 shares issued and outstanding (2000), 4,507,193
  shares issued and outstanding (1999)......................        46,375         13,522
Preferred Stock, $.001 Par Value 1,000,000 shares
  authorized, none issued and outstanding...................            --             --
Capital in Excess of Par Value..............................    17,794,310     11,717,549
Stock Subscription..........................................      (266,929)            --
Accumulated Deficit.........................................   (15,724,923)   (12,477,836)
                                                              ------------   ------------
        Total Stockholders' Equity (Deficit)................     1,848,833       (746,765)
                                                              ------------   ------------
        Total Liabilities and Stockholders' Equity
          (Deficit).........................................  $  2,671,768   $  2,815,618
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEAR ENDED
                                                                     JANUARY 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Revenues (NOTE 3)...........................................  $   929,082   $ 4,243,996
                                                              -----------   -----------
Cost of Goods Sold:
  Product...................................................    1,070,143     2,469,113
  Software Amortization (NOTE 4)............................      677,953       384,480
                                                              -----------   -----------
Gross Margin On Sales.......................................     (819,014)    1,390,403

Selling, General and Administrative Expenses................    1,728,886     3,638,681
Research and Development....................................      249,089       370,448
Provision for Doubtful Accounts.............................      (37,790)       40,563
                                                              -----------   -----------
                                                                1,940,185     4,049,692
                                                              -----------   -----------

Operating Loss..............................................   (2,759,199)   (2,659,289)
OTHER INCOME (EXPENSE):
  Interest Income...........................................        2,023         9,722
  Interest Expense..........................................     (190,440)     (146,126)
                                                              -----------   -----------
                                                                 (188,417)     (136,404)
                                                              -----------   -----------
Loss Before Income Taxes....................................   (2,947,616)   (2,795,693)
Income Taxes................................................       (1,000)       (1,000)
                                                              -----------   -----------
Loss Before Extraordinary Item..............................   (2,948,616)   (2,796,693)

Extraordinary item--gain (loss) on settlement of debt (NOTE
  8)........................................................     (298,471)      109,914
                                                              -----------   -----------
Net Loss....................................................  $(3,247,087)  $(2,686,779)
                                                              ===========   ===========
Loss Per Share (NOTE 4):
  Continuing Operations.....................................  $      (.50)  $     (0.65)
                                                              ===========   ===========
  Extraordinary Item........................................  $      (.06)  $      0.03
                                                              ===========   ===========
  Net loss per share........................................  $      (.56)  $     (0.62)
                                                              ===========   ===========
Weighted Average Number of Shares Outstanding...............    5,845,848     4,325,890
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                            STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEAR ENDED
                                                                     JANUARY 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Cash Flows From Operating Activities:
Net Loss....................................................  $(3,247,087)  $(2,686,779)
Add: Adjustments to Reconcile Net Loss to Net Cash Used in
  Operating Activities:
    Depreciation & Amortization.............................      891,660       659,719
    Common stock and Warrants issued for services...........      108,820        32,852
    Book value of assets disposed...........................       31,381            --
    Write off of unamortized loan discount..................       95,226
    Loss from induced conversion of convertible debt........           --        83,000
    Extraordinary item--(gain) loss on settlement of debt...      298,471      (109,914)
CHANGES IN ASSETS AND LIABILITIES:
(Increase) Decrease in Accounts Receivable..................       34,726      (154,223)
(Increase) Decrease in Other Receivables....................           --         1,972
(Increase) Decrease in Inventory............................      723,390      (478,741)
(Increase) Decrease Prepaid Expenses and other current
  assets....................................................     (132,997)       (3,723)
(Increase) Decrease in Software.............................      (76,581)     (322,125)
(Increase) Decrease in Investments..........................       25,000            --
(Increase) Decrease in Security Deposits....................       18,563        (7,875)
Decrease in Prepaid Financing Costs.........................        7,843        10,457
Increase (Decrease) in Accounts Payable.....................      224,483       750,205
Increase (Decrease) in Interest Payable.....................      126,719      (180,620)
Increase (Decrease) in Taxes Payable........................           --          (377)
Increase (Decrease) in Customer Deposits....................     (189,798)       61,449
Increase (Decrease) in Accrued Expenses.....................     (179,428)      (81,753)
                                                              -----------   -----------
      Net Cash Used in Operating Activities.................   (1,239,609)   (2,426,476)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid to Purchase Equipment...........................     (107,428)     (198,465)
  Investment in Non-Marketable Securities...................           --       (25,000)
                                                              -----------   -----------
      Net Cash Used in Investing Activities.................     (107,428)     (223,465)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from Sale of Common Stock....................    2,103,064     1,789,576
  Net Proceeds from Long Term Debt..........................           --     1,100,000
  Net Proceeds from Short Term Debt.........................      582,847       500,000
  Principal Payments on Debt................................     (262,619)     (875,000)
                                                              -----------   -----------
      Net Cash Provided by (Used in) Financing Activities...    2,423,292     2,514,576
                                                              -----------   -----------
Net Increase (Decrease) in Cash and Cash Equivalents........    1,076,255      (135,365)
                                                              -----------   -----------
Cash and Cash Equivalents at Beginning of Year..............      376,596       511,961
                                                              -----------   -----------
Cash and Cash Equivalents at End of Period..................  $ 1,452,851   $   376,596
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                            COMMON STOCK
                        ---------------------   CAPITAL IN
                                                 EXCESS OF       STOCK       ACCUMULATED
                          SHARES      AMOUNT     PAR VALUE    SUBSCRIPTION     DEFICIT        TOTALS
                        ----------   --------   -----------   ------------   ------------   -----------
Balances February 1,
  1998................  10,896,252   $10,897    $ 9,404,266    $      --     $ (9,791,057)  $  (375,894)
Issuance of warrants
  for services........          --        --         32,852           --               --        32,852
Issuance of warrants
  with debt...........          --        --        160,481           --               --       160,481
Issuance of common
  stock, net of
  expenses............   2,625,326     2,625      2,119,950           --               --     2,122,575
Net loss..............          --        --             --           --       (2,686,779)   (2,686,779)
                        ----------   -------    -----------    ---------     ------------   -----------
Balances January 31,
  1999................  13,521,578    13,522     11,717,549           --      (12,477,836)  $  (746,765)
Issuance of warrants
  for services........          --        --         48,120           --               --        48,120
Issuance of common
  stock for
  services............      71,804        72         59,928           --               --        60,000
Issuance of common
  stock, net of
  expenses............     124,900       125         80,050           --               --        80,175
Reverse split;
  effective
  December 8, 1999;
  1 share for each 3
  shares held; par
  value to $.003......  (9,145,104)       --             --           --               --            --
Issuance of warrants
  in connection with
  restructuring.......          --        --        844,500           --               --       844,500
Issuance of common
  stock in connection
  with
  restructuring.......   4,500,000    13,500      2,686,500           --               --     2,700,000
Issuance of common
  stock, net of
  expenses............   6,385,194    19,156      2,357,663           --               --     2,376,819
Stock subscription....          --        --             --     (266,929)              --      (266,929)
Net Loss..............          --        --             --           --       (3,247,087)   (3,247,087)
                        ----------   -------    -----------    ---------     ------------   -----------
Balances, January 31,
  2000................  15,458,372   $46,375    $17,794,310    $(266,929)    $(15,724,923)  $ 1,848,833
                        ==========   =======    ===========    =========     ============   ===========

   The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 2000

NOTE 1--BUSINESS DESCRIPTION

    ParketPort.com, Inc. (the "Company") is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for the automated voice response, telecommunications, computer and multimedia communications industries. On December 9, 1999, the Company changed its name from Linkon Corporation to PacketPort.com, Inc.

NOTE 2--MAJOR CUSTOMERS AND LINE OF BUSINESS

    The Company adopted Statement of Financial Accounting Standard (SFAS) No. 131 "Disclosure about Segments of an Enterprise and Related Information," at December 31, 1998. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.

    Under SFAS 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. Information about the Companies product sales and major customers are as follows:

PRODUCT SALES                                             2000        1999
-------------                                           --------   ----------
HARDWARE..............................................  $712,678   $3,746,606
SOFTWARE..............................................    61,931      239,541
MAINTENANCE AND OTHER.................................   154,473      257,848
                                                        --------   ----------
                                                        $929,082   $4,243,995
                                                        ========   ==========

    Four of the Company's customers accounted for approximately 42%, 13%, 11% and 10.8% respectively, or approximately $391,700, $120,500, $102,600 and $100,800 of revenues for the year ended January 31, 2000. Two of the Company's customers accounted for approximately 58% and 10% or approximately $2,476,000 and $433,000 of revenues for the year ended January 31, 1999.

NOTE 3--SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

METHOD OF ACCOUNTING

    The Company utilizes the accrual basis method of accounting for financial reporting purposes.

CASH AND CASH EQUIVALENTS

    The Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents includes $1,360,754 in two escrow accounts held by an attorney of the Company in connection with the private placement offering as described in
Note 4.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2000

NOTE 3--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTS RECEIVABLE

    The Company believes all receivables are collectible unless information to the contrary is obtained. In the event such information is received the Company establishes an allowance for uncollectible portions. At January 31, 2000 the allowance was $0. and at January 31, 1999 the allowance was $40,000.

INVENTORY

    Inventory is valued at the lower of cost or market value, using the first-in, first-out (FIFO) method, and consists of:

YEAR ENDING, JANUARY 31,                                  2000        1999
------------------------                                ---------   ---------
Raw Materials.........................................  $ 113,723   $ 516,130
Work in Process.......................................         --      89,460
Finished Goods........................................    242,253     393,776
Less: Allowance Account...............................   (200,000)   (120,000)
                                                        ---------   ---------
                                                        $ 155,976   $ 879,366

MACHINERY AND EQUIPMENT AND CAPITAL LEASES

    Machinery and equipment are stated at cost. Property and equipment are comprised predominantly of computer equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are provided for utilizing the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the years ended
January 31, 2000 and 1999 was $213,707 and $207,400 respectively.

CAPITALIZED SOFTWARE COSTS

    Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to the establishment of technological feasibility to produce the finished product are generally capitalized. The Company has capitalized software costs included in Other Assets in the Consolidated Balance Sheet. Amounts capitalized were $72,900 and $321,225 for the years ended January 31, 2000 and 1999, respectively. Amortization of prior years capitalized software costs are included in the Cost of Goods Sold section of the Consolidated Statement of Operations and amounted to $677,953 and $384,480 for the years ended January 31, 2000 and 1999, respectively. The 2000 amount includes an adjustment to amortization of $293,473 for software no longer sold by the Company. The capitalization of such costs and the related amortization is in accordance with SFAS No. 86.

ADVERTISING COSTS

    Advertising costs are expensed as incurred except for direct response advertising, the costs of which are deferred and amortized over the period the related sales are recorded. There was no amortization for direct response advertising costs for the years ended January 31, 2000 and 1999. The Company incurred no advertising costs and deferred no advertising expenses for the years ended January 31, 2000 and 1999.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2000

NOTE 3--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    Effective March 31, 1996, the Company adopted SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," that requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet. The carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The Company believes the carrying amount of borrowings under the Notes approximates fair value.

ACCOUNTING FOR LONG-LIVED ASSETS

    The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At January 31, 2000, the Company believes that there has been no impairment of its long-lived assets.

INCOME TAXES

    The Company has adopted Financial Accounting Standards Board Statement No.109, "Accounting for Income Taxes," which requires an asset and liability approach to accounting for income taxes. Deferred income taxes are recorded for temporary differences between taxable income and pretax financial income and the tax bases of assets or liabilities and their reported amounts in the financial statements.

LOSS PER SHARE

    The Company has adopted SFAS No.128, "Earnings per Share." Earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The earnings per common share, assuming dilution, computation gives effect to all dilutive potential common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company. Common equivalent shares have been excluded from the computation of diluted earnings per share since their effect is antidilutive. In addition, the weighted average number of shares outstanding and earning per share are restated to give retroactive effect of the 3:1 reverse stock split (See Note 4).

STOCK BASED COMPENSATION

    The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." Accordingly, no compensation is recorded on the issuance of employee stock options at fair market value.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2000

NOTE 4--STOCKHOLDERS' EQUITY

STOCK SPLIT

    On November 26, 1999, the Board of Directors of the Company authorized a 3:1 reverse split on its common stock, effected December 8, 1999, thereby decreasing the number of issued and outstanding shares to 4,565,622, and changing its par value from $.001 to $.003 per share. All prior period financial statements are restated to give retroactive effect of this reverse stock split.

STOCK TRANSACTIONS

    The following is a description of transactions in which the Company issued its securities during the fiscal year ended January 31, 2000.

    Between February 1, 1999 and December 8, 1999:

    (1) The Company issued warrants to purchase 60,000 pre-split shares of the Company's stock for services to a consultant with prices ranging from $.5625 to $1.125.

    (2) The Company issued 71,804 shares of common stock for services valued at $60,000. We issued 124,900 shares of the Company's common stock, which represented the exercise of certain options and warrants which were outstanding at January 31, 1999.

    Subsequent to December 8, 1999 and prior to January 31, 2000:

    (1) The Company issued an option to purchase 1,500,000 post-split common shares for an option price of $.10 per share valued at $535,000; in connection with the plan of restructuring approved by the shareholders on November 26, 1999.

    (2) We also issued 4,500,000 shares with a purchase price of $.05 per share valued at $2,700,000 based upon the measurement date of September 8, 1999, the date on which the creditors, the prior board of directors and the current board of directors agreed to the proposed restructuring.

    (3) The Company issued 6,000,000 shares of its common stock for $.13 per share generating gross proceeds of $780,000, net of offering costs of $32,109, generated net proceeds of $747,891. This offering was to accredited investors pursuant to Rule 505 of the United States Securities and Exchange Commission and are generally restricted for one year, commencing in December 1999. Certain of the shares were sold to the employees of the company and employees of affiliates.

    (4) The Company issued 385,194 shares of the Company's common stock, which represented the exercise of certain options and warrants which were outstanding at January 31, 1999; adjusted for the reverse stock split of December 8, 1999.

ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

    During the year ended January 31, 1997, the Board of Directors of the Company adopted, and the stockholders approved in March 1997, the Linkon Corporation 1996 Stock Option and Performance Incentive Plan (the "Option Plan"). This plan provides for awards of up to 1,000,000 options to purchase Common Stock of the Company to employees of the Company and its subsidiaries during the

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2000

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED) term of the Option Plan. These shares have been reserved by the Board of Directors from the Company's authorized but unissued shares of Common Stock.

    The above plan was amended as of May 18, 1998 (with the approval of the Company's shareholders, at the Company's annual meeting), to increase the number of shares available for awards from 1,000,000 to 2,500,000.

    On May 18, 1998, December 19, 1997, and May 31, 1996 the Company granted 621,500, 191,000 and 682,400 pre-split incentive stock options to employees and directors. These options are exercisable at $1.50, $0.56 and $0.75 per share at various dates through April 30, 2007 and will qualify for incentive stock option treatment under the Internal Revenue Code of 1986. There is no compensation recorded as a result of the grant of these options as the Company is following accounting prescribed in APB Opinion #25 and the stock price at the time of the grant was $1.50, $0.56 and $0.75 per share.

    Employee options to purchase 37,000 shares of the Companies common stock were exercisable at $4.50 per share at January 31, 2000.

    Outstanding options and warrants expire at various dates through April 2007.

    The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. In fiscal 1997, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan as required by APB Opinion No.25.

    For disclosure purposes the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions used for stock options granted during the years ended January 31, 1999: annual dividends of $0.00 for expected volatility of 40.0% and, risk free interest of 5.60%, for years and expected life of five years for all grants. The weighted-average fair value of the stock options granted during the years ended January 31, 1999 was $0.23.

    If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No.123, the Company's pro forma net loss and loss per share would have been $2,800,000 and $0.22 for year ending January 31, 1999. The SFAS No.123 method of accounting does not apply to options granted prior to March 31, 1995 and, accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The following table summarizes the changes in employee options outstanding and the related price ranges for shares of the Company's common stock, as adjusted for the 3:1 reverse stock split:

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2000

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED)
    STOCK OPTIONS

WEIGHTED AVERAGE EXERCISE PRICE
-------------------------------
Outstanding at:
January 31, 1996........................................    133,333        $5.52
  Granted...............................................    304,683        $2.34
  Expired...............................................    (20,000)       $2.85
  Retired...............................................   (133,333)       $6.00

Outstanding at:
January 31, 1997........................................    304,683        $2.34
  Granted...............................................     62,667        $1.68
  Expired...............................................    (19,833)       $2.25

Outstanding at:
January 31, 1998........................................    347,517        $2.25
  Granted...............................................    210,917        $4.62
  Expired...............................................    (18,667)       $2.43

Outstanding at:
January 31, 1999........................................    539,767        $3.15
  Granted...............................................          0
  Exercised.............................................    (85,166)       $2.28
  Expired...............................................   (417,601)       $3.60
                                                          ---------

Outstanding at:
January 31, 2000........................................     37,000
                                                          =========

    The following summarizes information about employee stock options outstanding at January 31, 2000:

                                              WEIGHTED
                                               AVERAGE
                                              REMAINING
      EXERCISE                               CONTRACTUAL   WEIGHTED AVERAGE                        WEIGHTED AVERAGE
       PRICE:           NUMBER OUTSTANDING      LIFE        EXERCISE PRICE    NUMBER EXERCISABLE    EXERCISE PRICE
---------------------   ------------------   -----------   ----------------   ------------------   ----------------
        $4.50                 37,000              3.5           $4.50                37,000             $4.50

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2000

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED)
    The following summarizes information about non-employee stock options and warrants, issued pursuant to various financing transactions, as adjusted for the 3:1 reverse split:

Outstanding at:
January 31, 1997............................................    551,544
  Granted...................................................     34,333
  Exercised.................................................    (10,000)
  Expired...................................................   (130,275)

Outstanding at:
January 31, 1998............................................    445,603
  Granted...................................................    390,828
  Exercised.................................................          0
  Expired...................................................    (28,300)
  Expired...................................................   (107,791)

Outstanding at:
January 31, 1999............................................    700,340
  Granted...................................................  1,520,000
  Exercised.................................................   (341,667)
  Expired...................................................   (299,912)
                                                              ---------

Outstanding at:
January 31, 2000............................................  1,578,761
                                                              =========

                                              WEIGHTED
                                               AVERAGE
                                              REMAINING
  RANGE OF EXERCISE                          CONTRACTUAL   WEIGHTED AVERAGE                        WEIGHTED AVERAGE
       PRICES:          NUMBER OUTSTANDING      LIFE        EXERCISE PRICE    NUMBER EXERCISABLE    EXERCISE PRICE
---------------------   ------------------   -----------   ----------------   ------------------   ----------------
             $.10           1,500,000             4.9           $ .10             1,500,000              $.10
    $1.6875-3.375              30,000             4.5           $2.80             1,530,000              $.15
            $5.13              48,761             1.2           $5.13             1,578,761              $.30

NOTE 5--INCOME TAXES

    At January 31, 2000 and 1999, the Company had net operating loss carryforwards of approximately $15,000,000 and $12,000,000, respectively for book and tax purposes, expiring from 2005 to 2019. As a result of the Tax Reform Act of 1986, the Company is obligated to pay an alternative minimum tax on its alternative minimum taxable income, even though it has a loss carryfoward. These carryforwards are subject to possible limitations on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which result in more than a 50% point change in ownership.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2000

NOTE 5--INCOME TAXES (CONTINUED)
    At this time, the Company does not believe it can reliably predict profitability beyond the current fiscal year. Accordingly, the deferred tax asset applicable to operations subsequent to January 31, 2000 has been reduced in its entirety by the valuation allowance. For the periods ending January 31, 2000 and 1999, the provision for taxes is comprised only of appropriate state income taxes.

    Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the years ended January 31, 1999 and 2000, respectively is as follows:

                                                        2000          1999
                                                     -----------   -----------
Loss Before Income Taxes...........................  $(2,937,587)  $(2,795,693)
Computed expected tax credit.......................      952,765       907,670
Operating loss for which no benefits were
  provided.........................................     (952,765)     (907,670)
State and local tax provision......................       (1,000)       (1,000)
Provision for income taxes.........................  $    (1,000)  $    (1,000)

NOTE 6--COMMITMENTS AND CONTINGENCIES

SEC INVESTIGATION

    The Securities and Exchange Commission has initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999. The Company intends on providing full cooperation to the Commission.

LEASES

    The Company was obligated for approximately 6,951 square feet of office space under a non-cancelable operating lease. The office lease expired August 31, 1999 and in November, 1999 the Company moved to its present location of approximately 2000 square feet with rent at $4,000 on a month to month basis. Rent expense charged to operations was $95,273 and $127,009 for the years ending January 31, 2000 and 1999, respectively.

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

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2000

NOTE 6--COMMITMENTS AND CONTINGENCIES (CONTINUED)
EMPLOYMENT AGREEMENTS

    In September 1999, the Company entered into two one-year employment agreements with two officers. The Company provides for salary and benefits. Total future commitments at January 31, 2000 are approximately $106,000 payable through September 2000.

OTHER AGREEMENTS

    In November 1999, the Company entered into two one-year consultant agreements with two individuals to provide consulting services related to their knowledge of the technology and business of the Company. The Company is obligated to pay each consultant $50,000 per year. Total future commitments at January 31, 2000 are approximately $75,000 payable through October 2000.

RESEARCH AND DEVELOPMENT AGREEMENT

    On February 29, 2000, the Company entered into a research and development agreement with an unrelated entity to provide research and development services for certain projects for $500,649 payable monthly in equal installments of $125,162 through May 10, 2000.

MARKETING AND MANAGEMENT CONSULTING

    On March 21, 2000, the Company entered into a one-year agreement with a consulting firm to provide services for marking, management consulting, business advisory, shareholder information and public relations. The Company is obligated to pay the consultant $22,000 per month for the first four months and $18,000 per month thereafter.

CONSULTING AGREEMENT

    On March 15, 2000, the Company entered into an agreement with a consulting firm to provide investor public relations and overall corporate communications services. The Company is obligated to pay the consultant $4,000 per month through February 2001 plus options to purchase 10,000 shares of the Company's common stock at fair value.

NOTE 7--NOTES PAYABLE--SHORT TERM LIABILITIES

    During the year ended January 31, 1999 four (4) individuals who held debt instruments issued by the Company elected, as provided for in the provisions of the debt instrument, to convert their notes to common stock. A total of $250,000 of notes payable were converted to common stock with 208,334 common stock being issued. Due to the conversion price being reduced in two of the four conversions, a loss was recognized in the income statement for $83,000.

    Notes payable were also reduced by the Company making a $25,000 payment against another note payable of $100,000 which matured on October 31, 1998. The Company has re-negotiated the payment dates for this note. This note was paid in full prior to January 31, 2000.

    During the year ended January 31, 1999 the Company issued two (2) additional short term notes payable totaling $500,000. Both notes bear an interest rate of 10%, are due six months from the date of the notes, and are unsecured. A total of 100,000 warrants to purchase the Companies stock were issued

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2000

NOTE 7--NOTES PAYABLE--SHORT TERM LIABILITIES (CONTINUED) related to the above two (2) notes. These warrants were assigned a value of $23,500 and this amount was recorded as a discount on the issuance of the two notes. This discount is being amortized over the life of the notes (six months), and as at January 31, 1999 the unamortized discount totals $15,322. As of January 31, 2000 this note was repaid and no amounts remain unamortized.

NOTE 8--NOTES PAYABLE--LONG TERM LIABILITIES

    During the year ended January 31, 1999, the Company issued a note payable to RG Capital Fund in the amount of $1,100,000.This promissory note, is unsecured, bears interest at a rate of 8% per annum, payable quarterly, and is payable in full in one lump sum payment on April 5, 2000. The promissory note contained provisions prohibiting, among other things,

    (1) issuing securities in reliance on Regulation S of the Securities Act

    (2) issuing securities at a price less than 75% of public trading price of the Company's stock

    (3) incurring indebtedness other than in connection with factoring, financed purchases or leases or existing indebtedness of the Company

    (4) guarantying obligations of its affiliates

    (5) declaring dividends or redeeming capital stock

    (6) selling assets outside the ordinary course of business to pay off the proceeds of the loan were used to pay off all amounts owed by the Company to IBJS Capital Corporation which included principal and accrued interest. Due to IBJS Capital accepting, in full payment of their $1,000,000 Debenture, a reduced payment of $850,000 the Company had an extraordinary gain from the pay off of this debt in 1999. The gain, as noted above, was reduced by $40,086 of deferred financing cost that was still remaining to be amortized as of the date of the payoff. This net gain of $109,914 was an addition to net income for the year ending January 31, 1999. This Note was assumed by PacketPort, Inc. in connection with the restructuring of the Company approved by the shareholders on November 26, 1999. Included in loss on settlements is $476,036 of settlement loss recorded in connection with the assumption of this note.

    In addition to the above promissory note, the Company also issued to R&G Fund warrants to purchase an aggregate of 1,000,000 pre-split shares of Common Stock at an exercise price of $1.50, terminating in eighteen months. These warrants were assigned a value of $136,981 and this amount was recorded as a discount on the $1,100,000 note payable. This discount was being amortized over the life of the note payable, and was written off in the year ended January 31, 2000.

    This note was settled by PacketPort, Inc. pursuant to the plan of restructuring approved by the shareholder's on November 26, 1999.

NOTE 9--EXTRAORDINARY GAIN (LOSS) ON SETTLEMENT OF DEBT

    During the year ended January 31, 2000, the Company recorded a $298,471 loss on settlement of debt which included $476,036 of settlement of debt in connection with the notes payable as described in Note 8 and $177,565 of gain on settlement of other liabilities for cash.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                JANUARY 31, 2000

NOTE 10--SUPPLEMENTAL CASH FLOWS DISCLOSURES

    Cash flows from operating activities for the year ended January 31, 1999 reflects interest paid of $324,160, interest earned of $9,722 and taxes paid of $2,162. The year ended January 31, 2000 reflectes interest paid of $9,476, interest earned of $2,023 and taxes paid of $1,000.

    Non cash investing and financing activities for the year ended January 31, 2000 include the assumption of $1,900,000 of notes payable, $180,964 accrued interest thereon and $762,500 of accounts payable by PacketPort, Inc. a company solely owned by the Company's new president; pursuant to a plan of restructuring agreed to in principle on September 8, 1999 and approved by the shareholders on November 26, 1999; whereby the Company issued 4,500,000 shares of common stock at $.05 per share, valued at $2,700,000 and an option to purchase up to 1,500,000 shares of common stock for $.10 per share, valued at $535,000 using the Black-Scholes option pricing model.

NOTE 11--RELATED PARTY INFORMATION

    The Company leases approximately 2,000 square feet from Microphase Corporation, for $4,000 per month on a month to month basis, a company which concurrently employs the Company's president and vice president.

    The Company's president is the 100% owner of PacketPort, Inc.

    The Company's president and vice president received no compensation for the fiscal year ended January 31, 2000.

NOTE 12--SUBSEQUENT EVENTS

EXERCISE OF OPTIONS

    On March 28, options to purchase 48,761 shares of common stock at an exercise price of $5.13 were exercised on a cashless basis. As a result, 33,350 shares of common stock were issued.

PRIVATE PLACEMENT

    On May 29, the Board of Directors approved a private placement offering of its common stock to accredited investors pursuant to Rule 505 for up to 2,666,667 units of its securities at $.75 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $.75. As of June 14, 2000, no units were sold.

                                 EXHIBIT INDEX

    (a) (1)

    Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

       EXHIBIT
         NO.                              DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
        3.1             Restated Articles of Incorporation (incorporated by
                        reference to Exhibit A to the Company's Proxy Statement,
                        dated February 4, 1997).

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

        4.2             Promissory Note, dated April 6, 1998, by the Company in
                        favor of RG Capital Fund LLC, in the principal amount of
                        $1,100,000 (incorporated by reference to the Company's Form
                        10KSB for the fiscal year ended January 31, 1998).

        4.3             Warrant Certificate, dated April 6, 1998, by the Company in favor of Roberts & Green, Inc. (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January
                        31, 1998).

        4.4             Promissory Note, dated November 17, 1998, by the Company in favor of James Scibelli, in the principal amount of $200,000
                        (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1999).

        4.5 Promissory Note, dated December 9, 1998, by the Company in favor of Woodland Partners, in the principal amount of $300,000 (incorporated by reference to the Company's
                        Form 10KSB for the fiscal year ended January 31, 1999).

        4.6             Warrant Certificate, dated December 9, 1998, by the Company in favor of James Scibelli (incorporated by reference to the
                        Company's Form 10KSB for the fiscal year ended January 31,
                        1999).

        4.7             Warrant Certificate, dated December 9, 1998, by the Company in favor of Woodland Partners (incorporated by reference to the Company's Form 10KSB for the fiscal year ended
                        January 31, 1999).

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

       10.3             Form of Subscription Agreement, dated April 14, 1998,
                        between the Company and each of the investors party thereto that was designated by RG Capital Fund LLC (incorporated by reference to the Company's Form 10KSB for the fiscal year
                        ended January 31, 1998).

       10.4             Warrant Agreement, dated April 6, 1998, between the Company and Roberts & Green, Inc. (incorporated by reference to the
                        Company's Form 10KSB for the fiscal year ended January 31,
                        1998).

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                              DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
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

       10.8             Agreement for Purchase of Receivables, dated March 19, 1998, between the Company and Imperial Bank (incorporated by
                        reference to the Company's Form 10KSB for the fiscal year
                        ended January 31, 1998).

       10.9             Purchase Order Addendum to Agreement for Purchase of
                        Receivables, dated March 26, 1998, between the Company and
                        Imperial Bank (incorporated by reference to the Company's
                        Form 10KSB for the fiscal year ended January 31, 1998).

       10.10            Commercial Lease, dated June 17, 1997, by and between 140
                        Sherman Street, LLC and the Company (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1998).

       10.11            Form of Incentive Stock Option Agreement under the Company's
                        1996 Stock Option and Performance Incentive Plan
                        (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1998).

       10.12            Form of Non-Qualified Stock Option Agreement under the
                        Company's 1996 Stock Option and Performance Incentive Plan
                        (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1999).

       10.13 Commercial Lease Amendment, dated May 11, 1998, by and between 140 Sherman Street, LLC and the Company
                        (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1999).

       10.14            Employment Agreement dated May 19, 1998 between the Company and Mr, Lee W. Hill (incorporated by reference to the
                        Company's Form 10KSB for the fiscal year ended January 31,
                        1999).

       10.15            Employment Agreement dated May 19, 1998 between the Company and Mr. Charles Castelli (incorporated by reference to the
                        Company's Form 10KSB for the fiscal year ended January 31,
                        1999).

       10.16            Employment Agreement dated March 19, 1998 between the
                        Company and Mr. Thomas V. Cerabona (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1999).

       10.17            Engagement Agreement, dated February 12, 1999, between the
                        Company and Morgen Evan and Co. (incorporated by reference to the Company's Form 10KSB for the fiscal year ended
                        January 31, 1999).

       10.18*           Consultant Agreement, dated November 1, 1999, between the
                        Company and Lee W. Hill

       10.19*           Consultant Agreement, dated November 1, 1999, between the
                        Company and Thomas Cerabona.

       27.1*            Financial Data Schedule.

------------------------

* Filed herewith.