Form 10QSB
period 2000-04-30
POCKETPORT COM
filed 2000-06-30
CIK 833203

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                         COMMISSION FILE NUMBER 0-19705

                              PACKETPORT.COM, INC.
                         (formerly Linkon Corporation)
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEVADA                            13-3469932
 (State or Other Jurisdiction   (I.R.S. Employer Identification Number)
              of
Incorporation or Organization)

                             587 CONNECTICUT AVENUE
                               NORWALK, CT 08654
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (203) 831-2220
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES /X/    NO / /

    STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

    THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF JUNE 26, 2000 WAS 15,508,389.

    TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)

                               Yes / /    No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PACKETPORT.COM, INC.
                         (FORMERLY LINKON CORPORATION)

                                  FORM 10-QSB
                                QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED APRIL 30, 2000

                                                                                   PAGE
                                                                                 --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Unaudited Financial Statements:

                   Balance Sheet--April 30, 2000 and January 31, 2000..........     3-4

                   Statement of Operations--Three Months ended April 30, 2000
                     and 1999..................................................       5

                   Statements of Cash Flows--Three Months ended April 30, 2000
                     and 1999..................................................       6

                   Notes to Financial Statements...............................     7-8

          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................    9-15

PART II.  OTHER INFORMATION....................................................      16

          Item 1.  Legal Proceedings...........................................      16

          Item 2.  Changes in Securities.......................................      16

          Item 3.  Defaults Upon Senior Securities.............................      16

          Item 6.  Exhibits and Reports on Form 8-K............................      16

                   Signatures..................................................      17

                              PACKETPORT.COM, INC.
                         (FORMERLY LINKON CORPORATION)

                                 BALANCE SHEETS

                                     ASSETS

                                                              JANUARY 31,    APRIL 30,
                                                                 2000          2000
                                                              -----------   -----------
                                                                            (UNAUDITED)
Current Assets
  Cash and equivalents......................................  $1,452,851    $  420,123
  Stock Subscription Receivable.............................     208,000            --
  Accounts Receivable (Net of Allowance)....................     156,632       172,890
  Inventory.................................................     155,976       191,077
  Prepaid Expenses..........................................     162,493        56,987
                                                              ----------    ----------
    Total Current Assets....................................   2,135,952       841,077
                                                              ----------    ----------

Machinery & Equipment, at cost
  Machinery & Equipment, at cost............................     574,637     1,196,688
  Less: Accumulated Depreciation............................    (332,294)     (364,964)
                                                              ----------    ----------
Net.........................................................     242,343       831,724

Other Assets
  Software (Net of Amortization)............................     293,473       293,191
  Due from Microphase Corporation...........................          --        87,314
  Due from Packetport, Inc..................................          --        85,847
                                                              ----------    ----------
    Total Other Assets......................................     293,473       466,352
                                                              ----------    ----------

    TOTAL ASSETS............................................  $2,671,768    $2,139,153
                                                              ==========    ==========

                       See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                         (FORMERLY LINKON CORPORATION)

                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              JANUARY 31,    APRIL 30,
                                                                 2000          2000
                                                              -----------   -----------
                                                                            (UNAUDITED)
Current liabilities
  Accounts payable..........................................  $   605,538   $   765,369
  Taxes payable.............................................        1,000         1,000
  Deferred revenue..........................................       26,330        23,450
  Accrued expenses..........................................      190,067       419,656
                                                              -----------   -----------

    Total current liabilities...............................      822,935     1,209,475
                                                              -----------   -----------

Commitments and contingencies

Stockholders' equity
  Common stock, $.003 Par Value, 24,900,000 shares
    authorized, 15,458,372 and 15,508,389 shares issued and
    outstanding on January 31, 2000 and April 30, 2000
    (unaudited), respectively...............................       46,375        46,525
  Capital in excess of par value............................   17,794,310    17,831,660
  Stock subscription........................................     (266,929)     (266,929)
  Retained earnings (accumulated deficit)...................  (15,724,923)  (16,681,578)
                                                              -----------   -----------

    Total stockholders' equity..............................    1,848,833       929,678
                                                              -----------   -----------

    Total Liabilities and Stockholders' Equity..............  $ 2,671,768   $ 2,139,153
                                                              ===========   ===========

                       See notes to financial statements.

                              PACKETPORT.COM, INC.
                         (FORMERLY LINKON CORPORATION)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                      APRIL 30,
                                                              --------------------------
                                                                 1999           2000
                                                              -----------   ------------
Gross Revenue...............................................  $  396,101    $    98,886
                                                              ----------    -----------
Cost of Goods Sold--Product.................................     288,377         36,270
                 --Software Amortization....................      96,120         24,456
                                                              ----------    -----------
                                                                 384,497         60,726
                                                              ----------    -----------
Gross Margin on Sales.......................................      11,604         38,160
                                                              ----------    -----------
Selling, General and Administrative Expenses................     785,342        452,109
Research and Development....................................      97,233        560,570
                                                              ----------    -----------
                                                                 882,575      1,012,679
                                                              ----------    -----------
Operating Income (Loss).....................................    (870,971)      (974,519)
                                                              ----------    -----------

Other Income (Expense)
  Interest Income...........................................         279          6,046
  Interest Expense..........................................     (75,524)        (2,266)
                                                              ----------    -----------
                                                                 (75,245)         3,780
                                                              ----------    -----------
Loss Before Income Taxes....................................    (946,216)      (970,739)
Income Taxes................................................          --             --
                                                              ----------    -----------
Loss Before Extraordinary Item..............................    (946,216)      (970,739)
Extraordinary item; gain on settlement of debt..............          --         14,084
                                                              ----------    -----------
Net Loss....................................................  $ (946,216)   $  (956,655)
                                                              ==========    ===========
Loss per share..............................................  $     (.21)   $      (.06)
                                                              ==========    ===========
Average shares outstanding..................................   4,506,618     15,477,822
                                                              ==========    ===========

                       See notes to financial statements.

                              PACKETPORT.COM, INC.
                         (FORMERLY LINKON CORPORATION)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                       APRIL 30,
                                                              ---------------------------
                                                                 1999           2000
                                                              -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss).........................................   $(946,216)    $  (956,655)
Add: Adjustments to Reconcile Net Loss to
  Net Cash Used in Operating Activities:
Depreciation and Amortization...............................     179,565          57,126
Stock and Warrants issued for services......................      75,000              --
Extraordinary item-gain on settlement.......................          --         (14,084)

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable..................     161,087         (16,258)
(Increase) Decrease in Inventory............................     265,014         (35,101)
(Increase) Decrease in Prepaid Expenses.....................      11,527         105,506
(Increase) Decrease in Software.............................     (76,581)        (24,174)
(Increase) Decrease in Prepaid Financing Cost...............       2,615              --
(Increase) Decrease in Other Assets.........................          --        (173,161)
Increase (Decrease) in Accounts Payable.....................      16,662         173,915
Increase (Decrease) in Accrued Expenses.....................    (150,985)        229,589
Increase (Decrease) in Interest Payable.....................      36,354              --
Increase (Decrease) in Customer Deposits....................    (195,128)         (2,880)
Increase (Decrease) in Taxes Payable........................      (1,000)             --
                                                               ---------     -----------

Net Cash Used in Operating Activities.......................    (622,086)       (656,177)
                                                               ---------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid to Purchase Equipment.............................        (949)       (622,051)
                                                               ---------     -----------

Net Cash Provided By (Used In) Investing Activities.........        (949)       (622,051)
                                                               ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Stock..........................      80,175         245,500
Proceeds from issuance of Note Payable......................     300,000              --
Principal payments on Notes Payable.........................     (50,000)             --
                                                               ---------     -----------

Net Cash Provided By (Used In) Financing Activities.........     330,175         245,500
                                                               ---------     -----------

Net Increase (Decrease) in Cash.............................    (292,860)     (1,032,728)

Cash and Cash Equivalents at Beginning of Period............     376,596       1,452,851
                                                               ---------     -----------

Cash and Cash Equivalents at End of Period..................   $  83,736     $   420,123
                                                               =========     ===========

                       See notes to financial statements.

                              PACKETPORT.COM, INC.
                         (FORMERLY LINKON CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 2000
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    PacketPort.com, Inc. (the "Company") is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for the automated voice response, telecommunications, computer and multimedia communications industries. On December 9, 1999, the Company changed its name from Linkon Corporation to PacketPort.com, Inc.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2000.

NOTE 2--LOSS PER SHARE

    The company computes earnings per share in accordance with Statements of Financial Accounting Standards ("SFAS") No. 128. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive.

NOTE 3--RESEARCH AND DEVELOPMENT

    Research and development costs are charged to operations as incurred.

NOTE 4--INCOME TAXES

    The Company accounts for income taxes using the asset and liability method in accordance with "SFAS" NO. 109. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Because of the uncertainty as to their future realizability, net deferred tax assets, consisting primarily of net operating loss carryforwards, have been fully reserved for. Accordingly, no income tax benefit for the net operating loss has been recorded in the accompanying financial statements.

                              PACKETPORT.COM, INC.
                         (FORMERLY LINKON CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 APRIL 30, 2000
                                  (UNAUDITED)

NOTE 5--RELATED PARTY INFORMATION

    The Company leases approximately 2,000 square feet from Microphase Corporation, for $7,500 per month on a month to month basis; a company which concurrently employs the Company's president and vice president. The Company has $87,314 receivable from Microphase Corporation at April 30, 2000.

    The Company's president is the 100% owner of PacketPort, Inc. The Company has $85,847 receivable from PacketPort, Inc. at April 30, 2000.

    The Company's president and vice president received no compensation for the quarter ended April 30, 2000.

NOTE 6--EQUITY TRANSACTIONS

EXERCISE OF OPTIONS

    On March 28, 2000 options to purchase 48,761 shares of common stock at an exercise price of $5.13 were exercised on a cashless basis. As a result, 33,350 shares of common stock were issued.

    Also in during the quarter ended April 30, 2000 16,667 shares were issued for $37,500 pursuant to an option outstanding prior to the year ended January 31, 2000.

PRIVATE PLACEMENT

    On May 29, the Board of Directors approved a private placement offering of its common stock to accredited investors pursuant to Rule 505 for up to 2,666,667 units of its securities at $.75 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $.75. As of June 26, 2000, no units were sold. Included in prepaid expenses at April 30, 2000 is $25,000 of deferred offering costs paid to the company's placement agent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of the Company's current management.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2000 VS. APRIL 30, 1999

    The Company recorded a net loss of $956,655, on revenues of $98,886, for the three months ended April 30, 2000 as compared to a net loss of $946,216 on revenues of $396,101 for the comparable period ended April 30, 1999. This represents a loss per common share of $(.06) for the period ended April 30, 2000 as compared to a loss per common share of $(.21) for the three month period ended April 30, 1999. Research and development expenses were $560,570 in 2000 compared to $97,233 in 1999 and selling, general and administrative expenses declined to $452,109 from $785,342 for the comparable quarter in 1999. The increase in research and development primarily relates to the Company's efforts to expand its VODSL and VOCABLE capabilities of its products. The reduction in selling, general and administrative expenses represents the reduced level of overhead since the restructuring, yet is expected to grow commensurate with the Company's efforts to revitalize sales of its current and future products.

PLAN OF OPERATIONS

THE MARKET FOR IP TELEPHONY

    IP Telephony has rapidly gained the potential to transform the $62 billion international telecommunications business. During 1996, the industry reached consensus on important interoperability standards and gained the strong backing of major computer vendors. The remaining technical limitations are quickly being addressed, and the stage is now set for a direct assault on the world's most lucrative telecom markets, According to Action Information Services, a Washington DC-based market research firm, the IP telephony industry will impact Public Switched Telephone Network revenues by more than $8 billion from 1998 through 2001. According to Frost and Sullivan, the market for IP Telephony Gateways will rise from a projected $200 million in 1998 to $1.7 billion in 2001, which translates into a compounded annual growth rate of 229%. The growth in revenues is being driven mainly by toll-bypass and toll reduction capabilities, rapid product quality improvements, the growth of the Internet and intranets, the desire or need to conduct multimedia communications, and the integration of voice and data into a single network.

TECHNOLOGY OVERVIEW

    Our hardware includes the Maestro-TM- System, a modular and scalable DSPbased platform for processing voice, fax, voice compression, modem, speech recognition and synthesis. The Maestro-TM- System also provides public switched telephone network connectivity, echo cancellation for IP
Telephony applications, and computer bus and computer telephony bus connectivity.

PACKETPORT.COM. INC. TECHNOLOGY-BASED PRODUCTS

    PacketPort.com, Inc. currently has the following distinct product lines: The LinkNet-TM- Gateway System; The Escape-TM- System; and LinkNet-TM- SS7 Server.

RESEARCH AND DEVELOPMENT

    The nature of the computer hardware and software industries is such that research and development is deemed mandatory by management in order to ensure competitiveness. The Company incurred research, development of approximately $560,570 and $97,233 for the quarters ended April 30, 2000 and 1999, respectively. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced products (communications hardware) and more efficient software products to operate them.

    Our product strategy calls for products with an "OPEN" architecture design. This permits them to interface with all existing competitive hardware and software and permits PacketPort.com to market software replacement and upgrades as new products are developed.

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

    Standard TDM hus interfaces, such as MVIP or SCSA are available for integration with other CTI Products. An on-board NIC interfaces the IP network based on standard RTP/RTCP media streaming protocol. An optional dual El/Tl interface can he used to connect to the PSTN, with on-board signalling support.

DESIGNER LABS

    Designer Labs is a telecommunications software company based in New Hampshire that specializes in intelligent network, or Signaling System 7 ("SS7"), solutions for switched circuit and IP-based services. SS7 is essentially a data network that runs parallel to the network of switches that carry voice traffic over the public switched telephony network. The SS7 network provides for a "signaling layer" that carries information about line and phone status conditions (busy, out of service, etc.) between switches in the network thereby helping to make the network more efficient and intelligent. SS7 also uses specialized databases that contain call routing information, making it possible, for example, for a telephone switch to route a call to a secondary phone number if the primary number is unavailable. Designer Labs has partnered with us to develop SS7 signaling services that allow SS7 to be harnessed as a signaling mechanism for the transport of voice over IP networks. This allows our LinkNet Gateway to offer the same intelligent network services for IP Telephony network applications.

OPUS/MOCKINGBIRD

    PacketPort.com, Inc. and Opus/Mockingbird Networks signed a joint agreement to merge their technologies and is in development of a next-generation high density hybrid IP/telephony platform technology for the carrier market. The relationship provides for the ability to significantly improve enhanced messaging services and increasing port densities, to expanding system scalability and lowering costs.

MARKETING

    To date the Company has marketed its products via sales to independent distributors, original equipment manufacturers ("OEM") and value added resellers ("VAR"). In addition, the Company's marketing program consists of advertising in the trade press, exhibiting at trade shows, speaking engagements and presentations by PacketPort.com personnel at leading industry conferences and seminars, demonstrations of our technology with companies who are key prospects for strategic relationships, and direct mail campaigns.

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

SALES

    Through the Company's sales force, and its analysis of the sales volume, market specialization and financial status of potential customers, the Company predetermines potential customers deemed qualified for its products and makes direct telephone or written contact with the appropriate representatives thereof. The Company is directly targeting the Call Center market for sales of the ESCAPE-TM- IVR platform. The primary sales targets for the Company's component level products are VARs. Systems Integrators ("SI"), OEMs and telephone companies.

CUSTOMER SUPPORT AND WARRANTY

    The Company offers a two year warranty on all products and services. Customers are entitled to receive telephone hotline access, field support and periodic software updates. Customers return defective product for repair to us. Costs incurred as a result of "In Warranty" repairs and returns have not been material in the past.

COMPETITION

    The Company's markets are extremely competitive. Competitors to the Company's various product lines include:

    For the Maestro-TM- System products, Dialogic Corporation, Rhetorex, a division of the Octel Division of Lucent, Brooktrout Technology, Inc. and Natural Microsystems, Inc., among others, are substantial hardware competitors of the Company.

    For the Escape-TM- Platform products, Conversant, a division of Lucent Technologies, Brite Voice, Intervoice, Periphonics and Syntellect manufacture IVR systems.

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

    On February 10, 1998 the Company entered into a TXG-NX Field Deployable Software License Agreement, TXG-NX Lab Deployable Software License Agreement and a USP Library Software License Agreement with Designer Labs, LLC. Each of such license agreements are non-exclusive and permit the Company to use and sell certain computer software in connection with the development and sale of the Company's products. The terms of the licenses vary from approximately one year to perpetual unless terminated by the Company or, in the event of a breach by the Company of any of the terms of the applicable license agreement, by Designer Labs, LLC.

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

LIQUIDITY AND CAPITAL RESOURCES

    At April 30, 2000 the Company had working capital deficit of $368,398 as compared to a deficit of $1,776,187 at April 30, 1999.

    The overall improvement in the Company's working capital primarily results from the restructuring which occurred during the fourth fiscal quarter for the year ended, and resulted in an over $3,300,000 increase in equity, less losses since the restructuring.

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

    - provide our customers with superior VODSL & VOCABLE experiences; and

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

    Our success depends upon effective planning and growth management. At
April 30, 2000 we had a total of 8 employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

    - release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

    - potential litigation.

FORWARD LOOKING INFORMATION

    The statements in this Report on Form 10-OSB that are not statements of historical fact constitute "forward-looking statements." Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performances or achievements, expressly predicted or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects," "intends," "goals," "estimates," "projects," "plans," "anticipates," "should," "future," "believes," and "schedules."

    The important factors which may cause actual results to differ form the forward-looking statements contained herein include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain key management; availability, terms and deployment of capital; business abilities and judgement of personnel; availability of qualified personnel; labor and employee benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with, government regulations. Although the Company believes that the assumptions underlying the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and expectations of the Company will be achieved.

                              PACKETPORT.COM, INC.
                         (FORMERLY LINKON CORPORATION)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    By complaint dated January 4, 1999, Syrinx Speech Systems Pty. Limited commenced a civil action against Linkon in the Connecticut Superior Court, Syrinx Speech Systems Pty. Ltd. v. Linkon Corp., CV-99-0358989-S, alleging payment due and owing on invoices for services performed. In conjunction with and based upon the complaint, Syrinx applied for a prejudgement attachment against Linkon in the amount of $1 million. Following negotiations, including with respect to the quality and nature of services performed and to be performed by Syrinx, Linkon and Syrinx entered into a settlement agreement dated April 5, 1999. Under the terms of the settlement agreement, Linkon agreed to have judgement entered against it in the amount of $802,500.00, and judgement in that amount has been entered against Linkon. As part of the settlement agreement, Syrinx agreed that it would not execute upon the judgement until June 1, 1999, provided that Linkon remains in compliance with the conditions of the settlement agreement, which include that Linkon make an installment payment of $30,000 by May 1, 1999 (which was paid) and pay to Syrinx an adjustable percentage of new equity investment toward satisfaction of the judgement. Pursuant to the plan of restructuring, as approved by the shareholders on November 26, 1999; this judgement was assumed by PacketPort, Inc. and satisfied prior to January 31, 2000.

    In a separate matter, Linkon had entered into a settlement agreement with Devendra Bhagat ("Bhagat"). In response to a demand for payment on a Convertible Subordinated Debenture previously issued to Bhagat by Linkon in the amount of $100,000.00, Linkon agreed to make payment on the debenture. By agreement dated December 22, 1998, Linkon agreed to pay Bhagat $106,335.62 in principal and interest in four (4) installments the last installment to be paid no later than May 17, 1999. Linkon had paid the first three (3) installments in the aggregate amount of $78,616.44, leaving a balance of $25,219.18. Subsequent to the restructuring, the Company satisfied this obligation in full.

    The Securities and Exchange Commission has initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999. The Company intends on providing full cooperation to the Commission.

ITEM 2. CHANGES IN SECURITIES

        NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.  EXB 27 pursuant to ART.5

    b.  Reports on Form 8-K

    TWO NOTICES OF OTHER EVENTS; DATED DECEMBER 9, 1999 AND DATED MAY 26, 2000.

                              PACKETPORT.COM, INC.
                         (FORMERLY LINKON CORPORATION)

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 28th day of June, 2000.

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ RONALD A. DURANDO
     -------------------------------------------       Chairman, Chief Executive      June 28, 2000
                  Ronald A. Durando                      Officer, President

                /s/ GUSTAVE T. DOTOLI
     -------------------------------------------       Director, Chief Operating      June 28, 2000
                  Gustave T. Dotoli                      Officer

                 /s/ ROBERT H. JAFFE
     -------------------------------------------       Interim Director               June 28, 2000
                   Robert H. Jaffe