Form 10QSB
period 2000-07-31
POCKETPORT COM
filed 2000-09-22
CIK 833203

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                         COMMISSION FILE NUMBER 0-19705

                            ------------------------

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

                            ------------------------

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

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF AUGUST 25, 2000 WAS 15,215,388.

TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                               YES [  ]   NO [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PACKETPORT.COM, INC.
                         (FORMERLY LINKON CORPORATION)

                                  FORM 10-QSB

                                QUARTERLY REPORT
                     FOR THE SIX MONTHS ENDED JULY 31, 2000

                                                                                   PAGE
                                                                                 --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Unaudited Financial Statements:

                   Balance Sheet--July 31, 2000 and January 31, 2000...........     3-4

                   Statement of Operations--Three Months ended July 31, 2000
                   and 1999....................................................       5

                   Statement of Operations--Six Months ended July 31, 2000 and
                   1999........................................................       6

                   Statements of Cash Flows--Six Months ended July 31, 2000 and
                   1999........................................................       7

                   Notes to Financial Statements...............................     8-9

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................   10-18

PART II.  OTHER INFORMATION....................................................      19

          Item 1.  Legal Proceedings...........................................      19

          Item 2.  Changes in Securities and Use of Proceeds...................      19

          Item 3.  Defaults Upon Senior Securities.............................      19

          Item 6.  Exhibits and Reports on Form 8-K............................      19

                   Signatures..................................................      20

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                                 BALANCE SHEETS

                                                              JANUARY 31,    JULY 31,
                                                                 2000          2000
                                                              -----------   -----------
                                                                            (UNAUDITED)
                           ASSETS

Current Assets
  Cash and equivalents......................................  $1,452,851    $1,749,801
  Stock Subscription Receivable.............................     208,000            --
  Accounts Receivable (Net of Allowance)....................     156,632       636,177
  Inventory.................................................     155,976       147,286
  Prepaid Expenses..........................................     162,493       252,323
                                                              ----------    ----------
      Total Current Assets..................................   2,135,952     2,785,587
                                                              ----------    ----------

Machinery & Equipment, at cost
  Machinery & Equipment, at cost............................     574,637     1,162,683
  Less: Accumulated Depreciation............................    (332,294)     (401,027)
                                                              ----------    ----------

Net.........................................................     242,343       761,656
                                                              ----------    ----------

Other Assets
  Software (Net of Amortization)............................     293,473       498,306
  Licenses..................................................          --        85,000
  Due from Microphase.......................................          --         8,213
                                                              ----------    ----------
      Total Other Assets....................................     293,473       591,519
                                                              ----------    ----------
      TOTAL ASSETS..........................................  $2,671,768    $4,138,762
                                                              ==========    ==========

                       See notes to financial statements.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 31,      JULY 31,
                                                                  2000           2000
                                                              ------------   ------------
                                                                             (UNAUDITED)
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable..........................................  $    605,538   $    776,407
  Taxes Payable.............................................         1,000          1,000
  Deferred Revenue..........................................        26,330        247,576
  Accrued Expenses..........................................       190,067        596,647
  Due to mPhase.............................................            --         11,694
                                                              ------------   ------------
      Total Current Liabilities.............................       822,935      1,633,324

Commitments and Contingencies

Stockholders' Equity
  Common Stock, $.003 Par Value, 24,900,000 shares
    authorized, 15,458,372 and 18,215,388 shares issued and
    outstanding on January 31, 2000 and July 31, 2000
    (unaudited), respectively...............................        46,375         54,646
  Capital in excess of par value............................    17,794,310     19,727,257
  Stock subscription........................................      (266,929)            --
  Retained earnings (accumulated deficit)...................   (15,724,923)   (17,276,465)
                                                              ------------   ------------
      Total Stockholders' Equity............................     1,848,833      2,505,438
                                                              ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $  2,671,768   $  4,138,762
                                                              ============   ============

                       See notes to financial statements.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                 FOR THE THREE MONTHS
                                                                    ENDED JULY 31,
                                                              --------------------------
                                                                 1999           2000
                                                              -----------   ------------
Gross Revenue...............................................  $   309,405   $    430,148
                                                              -----------   ------------

Cost of Goods Sold--Product.................................      159,626        199,996
                 --Software Amortization....................       96,120         24,456
                                                              -----------   ------------
                                                                  255,746        224,452
                                                              -----------   ------------
Gross Margin on Sales.......................................       53,659        205,696
                                                              -----------   ------------

Selling, General and Administrative Expenses................      424,836        632,138
Research and Development....................................       81,975        150,201
                                                              -----------   ------------
                                                                  506,811        882,339
                                                              -----------   ------------
Operating Losses............................................     (453,152)      (676,643)
                                                              -----------   ------------

Other Income (Expense)
  Interest Income...........................................          101          2,116
  Interest Expense..........................................      (48,361)          (147)
                                                              -----------   ------------
                                                                  (48,260)         1,969
                                                              -----------   ------------

Loss Before Income Taxes....................................     (501,412)      (674,674)
Income Taxes................................................           --             --
                                                              -----------   ------------
Loss Before Extraordinary Item..............................     (501,412)      (674,674)

Extraordinary Item--gain on settlement of debt..............           --         79,787
                                                              -----------   ------------
Net Loss....................................................  $  (501,412)  $   (594,887)
                                                              ===========   ============

Loss per share
  Continuing operations.....................................  $      (.11)  $       (.04)
                                                              ===========   ============
  Extraordinary Item........................................           --   $        .01
                                                              ===========   ============
  Net loss per share........................................  $      (.11)  $       (.04)
                                                              ===========   ============
Average shares outstanding..................................    4,531,240     16,067,088
                                                              ===========   ============

                       See notes to financial statements.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                                      JULY 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
Gross Revenue...............................................  $   705,506   $   529,034
                                                              -----------   -----------

Cost of Goods Sold--Product.................................      448,004       236,982
                 --Software Amortization....................      192,240        48,196
                                                              -----------   -----------
                                                                  640,244       285,178
                                                              -----------   -----------

Gross Margin on Sales.......................................       65,262       243,856
                                                              -----------   -----------

Selling, General and Administrative Expenses................    1,210,178     1,184,247
Research and Development....................................      179,206       710,771
                                                              -----------   -----------
                                                                1,389,384     1,895,018
                                                              -----------   -----------

Operating Loss..............................................   (1,324,122)   (1,651,162)
                                                              -----------   -----------

Other Income (Expense)
  Interest Income...........................................          380         8,162
  Interest Expense..........................................     (123,886)       (2,413)
                                                              -----------   -----------
                                                                 (123,506)        5,749
                                                              -----------   -----------

Loss Before Income Taxes....................................   (1,447,628)   (1,645,413)
Income Taxes................................................           --            --
                                                              -----------   -----------

Net Loss Before Extraordinary Item..........................   (1,447,628)   (1,645,413)

Extraordinary Item--gain on settlement of debt..............           --        93,871
                                                              -----------   -----------

Net Loss....................................................  $(1,447,628)  $(1,551,542)
                                                              ===========   ===========

Loss per share
  Continuing operations.....................................  $      (.32)  $      (.10)
                                                              ===========   ===========
  Extraordinary Item........................................           --   $       .01
                                                              ===========   ===========
  Net loss per share........................................  $      (.32)  $      (.10)
                                                              ===========   ===========

Average shares outstanding..................................    4,558,159    15,779,473
                                                              ===========   ===========

                       See notes to financial statements.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                                      JULY 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $(1,447,628)  $(1,551,542)
Add: Adjustments to Reconcile Net Loss to Net Cash Used in
  Operating Activities:
Depreciation and Amortization...............................      359,129       116,929
Stock and Warrants issued for services......................       82,500            --
Disposal of equipment.......................................           --        77,021
Extraordinary item--gain on settlement......................           --       (93,871)
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable..................      165,418      (479,545)
(Increase) Decrease in Inventory............................      491,109         8,690
(Increase) Decrease in Prepaid Expenses.....................      (11,034)      (89,830)
(Increase) Decrease in Software.............................      (76,581)     (253,029)
(Increase) Decrease in Prepaid Financing Cost...............        5,229            --
(Increase) Decrease in Other Assets.........................          599        (8,213)
Increase (Decrease) in Accounts Payable.....................      (15,548)      264,740
Increase (Decrease) in Accrued Expenses.....................     (142,689)      406,580
Increase (Decrease) in Interest Payable.....................       83,297            --
Increase (Decrease) in Other Payables.......................       21,706        11,694
Increase (Decrease) in Customer Deposits....................     (195,128)      221,246
Increase (Decrease) in Taxes Payable........................       (1,365)           --
                                                              -----------   -----------
Net Cash Used in Operating Activities.......................     (680,986)   (1,369,130)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid to Purchase Equipment.............................         (949)     (665,067)
Cash Paid to Purchase License...............................           --       (85,000)
                                                              -----------   -----------
Net Cash Provided By (Used In) Investing Activities.........         (949)     (750,067)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock......................       80,175     2,416,147
Proceeds from issuance of Note Payable......................      300,000            --
Principal payments on Notes Payable.........................      (62,380)           --
                                                              -----------   -----------
Net Cash Provided By (Used In) Financing Activities.........      317,795     2,416,147
                                                              -----------   -----------

Net Increase (Decrease) in Cash.............................     (364,140)      296,950

Cash and Cash Equivalents at Beginning of Period............      376,596     1,452,851
                                                              -----------   -----------
Cash and Cash Equivalents at End of Period..................  $    12,456   $ 1,749,801
                                                              ===========   ===========

                       See notes to financial statements.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS

                                 JULY 31, 2000

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

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2000.

NOTE 2--LOSS PER SHARE

    The Company computes earnings per share in accordance with Statements of Financial Accounting Standards ("SFAS") No. 128. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, as adjusted for the reverse split of 3 for 1; effective December 9, 1999. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive.

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

NOTE 5--RELATED PARTY INFORMATION

    The Company leases approximately 2,000 square feet from Microphase Corporation for $7,500 per month on a month to month basis; a company which concurrently employs the Company's president and vice president. The Company has $8,213 receivable from Microphase Corporation at July 31, 2000.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JULY 31, 2000

                                  (UNAUDITED)

NOTE 5--RELATED PARTY INFORMATION (CONTINUED)
    The Company's president is the 100% owner of PacketPort, Inc.

    During the quarter ended July 31, 2000 the Company recorded compensation of $200,000 to the president. At July 31, 2000 $109,153 is payable to the president and is included in accrued expenses.

    The Company's vice president received no compensation for the quarter ended July 31, 2000.

    At July 31, 2000, the Company has $11,694 payable for expense reimbursements to mPhase Technologies, Inc., a company which the Company's president and vice president are members of the board of directors.

NOTE 6--EQUITY TRANSACTIONS

EXERCISE OF OPTIONS

    On March 28, 2000 options to purchase 48,761 shares of common stock at an exercise price of $5.13 were exercised on a cashless basis. As a result, 33,350 shares of common stock were issued.

    Also during the six months ended July 31, 2000 16,667 shares were issued for $37,500 pursuant to an option outstanding prior to the year ended January 31, 2000.

PRIVATE PLACEMENT

    On May 29, the Board of Directors approved a private placement offering of its common stock to accredited investors pursuant to Rule 505 for up to 2,666,667 units of its securities at $.75 per unit. Each unit consists of one share of common stock and a warrant to purchase on share of common stock at an exercise price of $.75. During the quarter ended July 31, 2000 the offering was over-subscribed, generating gross proceeds to the Company of $2,030,249 for the issuance of 2,706,999 shares of common stock and 2,706,999 of warrants to purchase one share of common stock at an exercise price of $.75 through July, 2005, which, net of offering costs of $126,531, generated net proceeds to the Company of $1,903,718.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2000 VS. JULY 31, 1999

    The Company recorded a net loss of $594,887, on revenues of $430,148, for the three months ended July 31, 2000 as compared to a net loss of $501,412 on revenues of $309,405 for the comparable period ended July 31, 1999. This presents a loss per common share of $(.04) for the period ended July 31, 2000 as compared to a loss per common share of $(.11) for the three month period ended July 31, 1999. Research and development expenses were $150,201 in 2000 compared to $81,974 in 1999 and selling, general and administrative expenses increased to $632,138 from $424,836 for the comparable quarter in 1999. The increase in research and development primarily relates to the Company's efforts to expand its VODSL and VOCABLE capabilities of its products, and the increase in selling, general and administrative expenses for the current 2000 quarter represent costs commensurate with the resumption of operations this year compared to reduced expenses in the prior year due to a layoff of substantially all but one employee in May of 1999.

SIX MONTHS ENDED JULY 31, 2000 VS. JULY 31, 1999

    The Company recorded a net loss of $1,551,542, on revenues of $529,034, for the six months ended July 31, 2000 as compared to a net loss of $1,447,628 on revenues of $705,506 for the comparable period ended July 31, 1999. This represents a loss per common share of $(.10) for the period ended July 31, 2000 as compared to a loss per common share of $(.32) for the six month period ended July 31, 1999. Research and development expenses were $710,771 in 2000 compared to $179,207 in 1999 and selling, general and administrative expenses declined to $1,184,247 from $1,210,178 for the comparable quarter in 1999. The increase in research and development primarily relates to the Company's efforts to expand its VODSL and VOCABLE capabilities of its products.

PLAN OF OPERATIONS

THE MARKET FOR IP TELEPHONY

    Deregulation and the Internet are beginning to revolutionize the 100-year old public telephone network worldwide. Deregulation has fueled intense competition among service providers and is driving them to reduce their costs and establish new revenue sources. Up and coming next generation service providers are beginning to drive global encompassing territorial stake in the telecom terrain. The dramatic rise in Internet use and accompanying growth in data traffic has led service providers to make major investments in high-capacity, packet-based networks based on consumer demand. Building and maintaining these packet-based networks in parallel and traditional circuit-switched telephone networks is complex and expensive, driving the demand for a new public network that integrates both voice and data. Synergy Research Group projects that the market for voice infrastructure products to enable just two applications for the new public network, voice over Internet protocol and Internet offload will grow dramatically to $19 billion in 2003. IP Telephony has rapidly gained the potential to transform the $62 billion telecommunications business. The stage is now set for a direct assault on the world's most lucrative existing and developing telecom market.

TECHNOLOGY OVERVIEW

    PacketPort.com provides IP Telephony solutions and services for a wide range of telephony applications for the Internet, telecom and other data networking industries, based on the flexible packet gateway architecture. PacketPort.com has launched a complete line of Voice-Over-Broadband products. Extending the capabilities of DSL, cable, wireless, T1, E1 and SS7/C7 service, PacketPort.com enables a variety of bundled services, including multiple lines of Voice and Fax-over IP, in addition to high-speed Internet access.

    Our hardware includes DataCrate and VoicePak. The DataCrate is based on hardware computing platforms utilizing UNIX operation environments in the PCI and cPCI backplane bus variants. The VoicePak is an Integrated Access Device utilizing a LINUX operating environment with the capability of flash memory download. These systems offer scalable flexible packet gateway Voice over Broadband solutions for a variety of customer applications.

PACKETPORT.COM, INC. TECHNOLOGY-BASED PRODUCTS

    PacketPort.com, Inc. currently has the following distinct product lines: The LinkNet-TM- Gateway System, the Escape-TM- System; and LinkNet-TM- SS7 Server.

DATACRATE SS7

    PacketPort.com has been providing proven, carrier-class SS7 products for over three years as the Company announces its SOFT SS7 SERVER, the DATACRATE SS7, which is the signaling network that controls calls over long distance circuit-switched networks. The Soft SS7/C7 server takes call information from the IP network and converts it to ISUP/SS7 signaling to complete calls originating from MGCPIADs and the Voice-Over-IP network. The server handles the control and routing of all calls and it checks for and reports on network failures.

DYNAMIC SOFT CENTRAL OFFICE: DATACRATE SCO

    PacketPort.com's Dynamic Soft Central Office, DATACRATE SCO, is a large scale intelligent call agent. DATACRATE SCO receives local voice traffic from all IP subscribers in packet format and it determines how the call needs to be routed, for example, to another IAD or to the PSTN. PacketPort.com offers two models of its Soft Central Office. The first model includes a soft SS7/C7 server that connects to the PSTN, enabling local voice traffic to be converted to standard TDM format for efficient integration into the PSTN. DATACRATE SCO with the soft SS7/C7 server eliminates the need for a Class 5 switch. The second model provides only the intelligent call agent, that receives local voice traffic from IADs and it terminates these calls to other IADs in the IP network.

INTEGRATED ACCESS DEVICE: VOICEPAK

    PacketPort.com's IAD, VOICEPAK, resides at each subscriber's premise to provide standard local telephone service. This is accomplished via connection to the subscriber's internal local area network. This provides toll-grade voice and fax capabilities via standard telephone ports. VOICEPAK enables voice traffic to merge with data traffic over a single copper pair DSL connection.

RESEARCH AND DEVELOPMENT

    Research and development is mandatory in the Voice Over Broadband industries to ensure competitiveness. The Company incurred research and development of approximately $710,771 and $179,207 for the six months ended July 31, 2000 and 1999, respectively. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced products (communications hardware) and more efficient software products to operate them.

    Our business and product strategy calls for an open architecture design. This permits partners, developers and end-users to interface with existing UNIX hardware platforms and permits PacketPort.com to market software replacements and upgrades as new products are developed. This plan also assists in attracting best of class working strategic partners that can assist us in advancing the technology of our products.

    The Company's R&D strategy is to have strong in-house design and engineering capability, but also to utilize state-of-the-art technology houses to develop long lead-time leading edge technology. Some examples are arrangements with Designer Labs for SS7 signaling solutions and GTRI for MGCPIAD development.

TECHNOLOGY RELATIONSHIPS

    The Company's strong technology and quality products design have led to several technology relationships over the last few years. The more significant relationships are outlined below.

GEORGIA TECHNICAL RESEARCH INSTITUTE

    Georgia Technical Research Institute (GTRI), based in Atlanta, Georgia, is a research arm of the University of Georgia. Offering rapid design, prototype and development services to the general industry they have access to some of the brightest young minds in both hardware and software from the collegiate level.

    Their experience and expertise in the fields of software and hardware development have led to the successful development of DSP based in Multiport LINUX devices for the MGCP IAD requirements placed before them. The developing market requirements and acceptance of this product in meeting projected as well current functionality will be facilitated by the flexible design structure they have provided.

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

AUDIOCODES LTD.

    AudioCodes designs, develops and markets enabling technologies and products for voice over packet networks. Audio Codes' product line includes a selection of signal processors, VoIP communication boards, communications software and custom models for OEM customers. AudioCodes is a voice compression leader and the key originator of the ITU G.723.1 standard for IP Telephony.

    PacketPort.com utilizes the AudioCodes' TP200 which provides VoIP packet streaming for 60 independent ports in a single PCI slot. The TP200 supports industry standard algorithms for voice compression, silence suppression, echo cancellation, fax relay, modem relay, tone relay and jitter buffer management.

    Standard TDM has interfaces, such as MVIP or SCSA are available for integration with other CTI Products. An on-board NIC interfaces the IP network based on standard RTP/RTCP media streaming protocol. An optional dual E1/T1 interface can be used to connect to the PSTN, with on-board signaling support.

DESIGNER LABS

    Designer Labs is a telecommunications software company based in New Hampshire that specializes in intelligent network, or Signaling System 7 ("SS7"), solutions for switched circuit and IP-based services. SS7 is essentially a data network that runs parallel to the network of switches that carry voice traffic over the public switched telephony network. The SS7 network provides for a "signaling layer" that carries information about line and phone status conditions (busy, out of service, etc.) between switches in the network thereby helping to make the network more efficient and intelligent. SS7 also uses specialized databases that contain call routing information, making it possible, for example, for a telephone switch to route a call to a secondary phone number if the primary number is unavailable. Designer Labs has partnered with us to develop SS7 signaling services that allow SS7 to be harnessed as a signaling mechanism for the transport of voice over IP networks. This allows our DataCrate Gateway to offer the same intelligent network services for IP Telephony network applications.

OPUS/MOCKINGBIRD

    PacketPort.com, Inc. and Opus/Mockingbird Networks signed a joint agreement to merge their technologies and is in tentative agreement on the second technology phase of development of a next-generation high density hybrid IP/telephony platform technology for the carrier market. The relationship provides for the ability to significantly improve enhanced messaging services and increasing port densities, to expanding system scalability and lowering costs. It also provides an upgrade strategy for existing Mockingbird customers. This technology will be brought to the marketplace via an OEM model.

MARKETING

    To date the Company has marketed its products via sales to independent distributors, original equipment manufacturers ("OEMs") and valued added resellers ("VAR"). In addition, the Company's marketing program consists of exhibiting at trade shows, speaking engagements and presentations by PacketPort.com personnel at leading industry conferences and seminars, demonstrations of our technology with companies who are key prospects for strategic relationships, and direct mail campaigns.

    During this period we have developed the tagline "Enabling Bundled Services Over Broadband" which echoes our flexible packet architecture vision in the long term capabilities of our product in addressing market needs.

    Our objective is to capitalize on our early technology and build a premier franchise in voice infrastructure solutions. The following are key elements of our strategy:

    -- Leverage our technology to achieve key service provider design wins;

    -- Expand and broaden our customer base by targeting specific market segments;

    -- Expand our Global Sales, marketing support and distribution capabilities;

    -- Grow our base of software applications and development partners;

    -- Leverage our technology platform from the core of the network out to the access edge.

    Although the Company's products have received wide recognition, as the market for systems has become more competitive, and differentiation is increasingly feature based, demand is rapidly rising for high port count and multi-feature systems which the Company's product lines addresses.

SALES

    Through the Company's sales force, and its analysis of the sales volume, market specialization and financial status of potential customers, the Company predetermines potential customers deemed qualified for its products and makes direct telephone or written contact with the appropriate representatives thereof. The Company is directly targeting appropriate markets here (ISPs, CLECs, market for sales of the DataCrate platform. The primary sales targets for the Company's products are VARs, System Integrators ("SI"), OEMs, Next generation Networks and telephone companies.

CUSTOMER SUPPORT AND WARRANTY

    The Company offers a two year warranty on all products and services. Customers are entitled to receive telephone hotline access, field support and periodic software updates. Customers return defective product for repair to us. Costs incurred as a result of "In Warranty" repairs and returns have not been material in the past.

COMPETITION

    The Company's markets are extremely competitive. Competitors of the Company's various product lines include:

    For the Date Crate Flexible Packet gateway (including SCO and SS7/C7 products: Lucent, Nu-Era, TollBridge, CopperCom, Vocaltec, Sonus, Cisco, Netrix, Inter-Tel, Vienna Systems and other companies as well as several proprietary products companies have built competing IP Telephony gateway products that utilize components from one or more of the companies listed above.

    For the VoicePak IAD device: TollBridge, Jetstream and CopperCom have introduced competing hardware/software devices.

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

    For the Internet Appliances: TollBridge, Jetstream and CoperCom have introduced competing hardware/software devices.

    Management believes that its products possess certain competitive advantages. The Company's products are able to run all functionality on a single board, compared to multiple boards for the Company's competitors. The Company's products can run compression software in conjunction with other modalities. The Company's software is scalable to a high density. In addition, the Company's LinkNet-TM- product is at present the only Sun Microsystems's SPARC and Solaris-based IP Telephony Gateway on the market--a factor that provides the Company with a distinct competitive advantage in the telecommunication and Internet services marketplace. However, given the competitive nature of the industry, no assurance can be given that the Company can achieve a commercially successful market for its products or that its competitors will not develop similar or better products than the Company's present line in the future. The Company does not presently possess a meaningful market share in the voice processing industry and many of the Company's competitors have greater financial and other resources and more substantial marketing capabilities than the Company.

PATENTS, TRADEMARKS & COPYRIGHTS

    The Company's computer board design and code are proprietary and a trade secret. The Company has obtained no patents or registered any copyrights for any of its products.

    The Company has obtained a registration for its TERAVOX trademark from the U.S. Patent and Trademark Office and intends to seek source code copyright protection on its future operating systems and utilities.

    On February 10, 1998, the Company entered into a TXG-NX Field Deployable Software License Agreement, TXG-NX Deployable Software License Agreement and USP Library Software License Agreement with Designer Labs, LLC. Each of such license agreements are non-exclusive and permit the Company to use and sell certain computer software in connection with the development and sale of the Company's products. The terms of the licenses vary from approximately one year to perpetual unless terminated by the Company or, in the event of a breach by the Company of any of the terms of the applicable license agreement, by Designer Labs, LLC.

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

LIQUIDITY AND CAPITAL RESOURCES

    At July 31, 2000 the Company had working capital of $1,152,263, as compared to $1,313,017 at January 31, 2000.

    The overall improvement in the Company's working capital this year primarily results from the restructuring which occurred during the fourth fiscal quarter for the year ended January 31, 2000, and resulted in an over $3,300,000 increase in equity, less losses since the restructuring and the private placement of stock to accredited investors during the quarter ended July 31, 2000.

    During the year ended January 31, 2000 we raised additional capital of approximately $2,376,819 through the issuance of common stock and the exercise of options and warrants which were outstanding from the preceding year as well as the issuance of restricted shares to sophisticated investors in transactions exempt from registration pursuant to Rule 505 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. We also raised approximately $1,903,700 in a private offering of our stock during this quarter. As a result of these private offerings, we anticipate having sufficient working capital through the end of the current fiscal year. We do expect that, in connection with the anticipated growth of the Company's products, we will raise significant additional funds through a public or private offering of our common stock or otherwise. However, there can be no assurance that the Company's efforts to attain profitability, that the Company will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

RISK FACTORS WHICH MAY EFFECT OUR BUSINESS

WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORESEEABLE FUTURE.

    We expect operating losses and negative cash flow for the foreseeable future as we must invest in marketing and promotional activities, acquisitions, technology and operating systems. We cannot be certain when and if we will achieve sufficient revenues in relation to expenses to become profitable. We believe that increasing our revenues will depend in large part on our ability to:

    -- offer programs and products that are attractive to telephonic consumers;

    -- increase consumer awareness of our product utility and develop effective marketing and other promotional activities to drive our volume to profitable levels;

    -- provide our customers with superior VODSL & VOCABLE experiences; and

    -- develop strategic relationships.

    Our future profitability depends on generating sustaining high revenue growth while maintaining reasonable expense levels. Slower revenue growth than we anticipate or operating expenses that exceed our expectations would harm our business. If we achieve profitability, we cannot be certain that we would be able to sustain or increase profitability in the future.

WE MAY NEED ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS IF WE DO NOT GENERATE ENOUGH REVENUE.

    We require substantial working capital to fund our business and may need more in the future. We will likely experience negative cash flow from operations in the foreseeable future. If we need to raise additional funds through the issuance of equity, equity-related or debt securities, your rights may be subordinate to other investors and your stock ownership percentage may be diluted. We cannot be certain that additional financing will be available to us.

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

    Our revenue and operating results may vary significantly from quarter to quarter due to a number or ability to produce quality programming of factors. Many of these factors are outside our control and include:

    -- our ability to produce quality products with competitive features;

    -- fluctuations in consumer purchasing patterns and advertising spending;

    -- changes in the growth rate of Internet usage and online user traffic levels including IP Telephony;

    -- actions of our competitors;

    -- the timing and amount of costs relating to the expansion of our operations and acquisitions of technology or businesses; and

    -- general economic and market conditions.

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

    Our success depends upon effective planning and growth management. At
July 31, 2000 we had a total of 13 employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD BURDEN OUR BUSINESS.

    The adoption or modification of laws or regulations applicable to the Internet could harm our business. The U.S. Congress recently passed laws regarding online children's privacy, copyrights and taxation. The law governing the Internet, however, remains largely unsettled. New laws may impose burdens on companies conducting business over the Internet. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet and online advertising. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws, both in the United States and aborad. We also may be subject to regulation not specifically related to the Internet, including laws affecting direct marketers.

OUR STOCK PRICE COULD BE EXTREMELY VOLATILE, AS IS TYPICAL OF TELEPHONIC AND INTERNET-RELATED COMPANIES.

    Our stock price has been volatile and is likely to continue to be volatile. The stock market has experienced significant price and volume fluctuations, and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile.

    The market price for PacketPort.com common stock is likely to be highly volatile and subject to wide fluctuations in response to the following factors.

    -- actual or anticipated variations in our quarterly operating results;

    -- announcements of technological innovations or new products or services by us or our competitors;

    -- changes in financial estimated by securities analysts;

    -- conditions or trends in telephonic and e-commerce;

    -- announcements by us or our competitors of significant acquisitions, strategic partnership, joint ventures or capital commitments;

    -- additions or departures of key personnel;

    -- release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

    -- potential litigation.

FORWARD-LOOKING INFORMATION

    The statements in this Report on Form 10-QSB that are not statements of historical fact constitute "forward-looking statements." Said forward-looking statement involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performances or achievements, expressly predicted or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects," "intends," "goals," "estimates," "projects," "plans," "anticipates,: "should," "future," "believes," and "schedules."

    The important factors which may cause actual results to differ from the forward-looking statements contained herein include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain key management; availability, terms and deployment of capital; business abilities and judgement of personnel; availability of qualified personnel; labor and employee benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with, government regulations. Although the Company believes that the assumptions underlying the forward-looking statement included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and expectations of the Company will be achieved.

                              PACKETPORT.COM, INC.
                         (FORMERLY LINKON CORPORATION)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In April, 2000 the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999. The Company intends on providing full cooperation to the Commission.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.  EXB 27 pursuant to ART.5

    b.  Reports on Form 8-K

TWO NOTICES OF OTHER EVENTS; DATED DECEMBER 9, 1999 AND DATED MARY 26, 2000.

                              PACKETPORT.COM, INC.
                         (FORMERLY LINKON CORPORATION)

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 21st day of September, 2000.

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ RONALD A. DURANDO
     -------------------------------------------       Chairman, Chief Executive    September 21, 2000
                  Ronald A. Durando                      Officer, President

                /s/ GUSTAVE T. DOTOLI
     -------------------------------------------       Director, Chief Operating    September 21, 2000
                  Gustave T. Dotoli                      Officer

                 /s/ ROBERT H. JAFFE
     -------------------------------------------       Interim Director             September 21, 2000
                   Robert H. Jaffe