Form 10QSB
period 2000-10-31
POCKETPORT COM
filed 2000-12-18
CIK 833203

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

                         COMMISSION FILE NUMBER 0-19705

                             ---------------------

                              PACKETPORT.COM, INC.

                         (formerly Linkon Corporation)
       (Exact name of small business issuer as specified in its charter)

                NEVADA                                      13-3469932
    (State or Other Jurisdiction of              (I.R.S. Employer Identification
    Incorporation or Organization)                           Number)

                            ------------------------

                             587 CONNECTICUT AVENUE
                               NORWALK, CT 08654
                    (Address of Principal Executive Offices)

                                 (203) 831-2214
                (Issuer's Telephone Number, including Area Code)

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

    Number of shares outstanding of the issuer's Common Stock as of November 30, 2000 was 19,664,021.

    Traditional Small Business Disclosure Format (check one):

                                Yes / /    No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                                  FORM 10-QSB

                                QUARTERLY REPORT

                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2000

                                                                                    PAGE
                                                                                  --------
PART I.   FINANCIAL IN FORMATION

          Item 1.   Unaudited Financial Statements:

                    Balance Sheet--October 31, 2000 and January 31, 2000........       1

                    Statement of Operations--Nine Months ended October 31, 2000
                    and 1999....................................................       2

                    Statement of Operations--Three Months ended October 31, 2000
                    and 1999....................................................       3

                    Statements of Cash Flows--Nine Months ended October 31, 2000
                    and 1999....................................................       4

                    Notes to Financial Statements...............................     5-7

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and
                    Results of Operations.......................................    8-15

PART II.  OTHER INFORMATION.....................................................      16

          Item 1.   Legal Proceedings...........................................      16

          Item 2.   Changes in Securities and Use of Proceeds...................      16

          Item 3.   Defaults Upon Senior Securities.............................      16

          Item 6.   Exhibits and Reports on Form 8-K............................      16

                    Signatures..................................................      17

                              PACKETPORT.COM, INC.
                         (FORMERLY LINKON CORPORATION)
                                 BALANCE SHEETS

                                                              JANUARY 31,   OCTOBER 31,
                                                                 2000          2000
                                                              -----------   -----------
                                                              (UNAUDITED)
                           ASSETS

Current Assets:
  Cash and equivalents......................................  $1,452,851    $1,140,486
  Stock subscription receivable.............................     208,000            --
  Accounts receivable (net of allowance)....................     156,632       432,422
  Inventory.................................................     155,976       180,342
  Prepaid expenses and other current assets.................     162,493       240,985
                                                              ----------    ----------
    Total current assets....................................   2,135,952     1,994,235

Machinery & Equipment, at cost:
  Machinery & equipment, at cost............................     574,637     1,163,219
  Less: Accumulated depreciation                                (332,294)     (439,627)
                                                              ----------    ----------
Net.........................................................     242,343       723,592

Other Assets:
  Software (net of amortization)............................     293,473       493,099
  Licenses (net of amortization)............................          --       166,250
                                                              ----------    ----------
    Total other assets......................................     293,473       659,349
                                                              ----------    ----------
    TOTAL ASSETS............................................  $2,671,768    $3,377,176
                                                              ==========    ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable..........................................  $  605,538    $  306,899
  Taxes payable.............................................       1,000         1,000
  Deferred revenue..........................................      26,330       269,176
  Accrued expenses..........................................     190,067       524,033
                                                              ----------    ----------
    Total Current Liabilities...............................     822,935     1,101,108

Commitments and Contingencies

Stockholders' Equity:
  Common Stock, $.003 par value, 24,900,000 shares
    authorized, 15,458,372 and 19,664,021 shares issued and
    outstanding on January 31, 2000 and October 31, 2000
    (unaudited), respectively...............................      46,375        58,992
  Capital in excess of par value............................  17,794,310    21,951,643
  Stock subscription........................................    (266,929)           --
  Deferred compensation.....................................          --      (370,895)
  Retained earnings (accumulated deficit)...................  (15,724,923)  (19,363,672)
                                                              ----------    ----------
    Total Stockholders' Equity..............................   1,848,833     2,276,068
                                                              ----------    ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $2,671,768    $3,377,176
                                                              ==========    ==========

                       See notes to financial statements.

                              PACKETPORT.COM, INC.
                         (FORMERLY LINKON CORPORATION)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                                     OCTOBER 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
Gross revenue...............................................  $   721,655   $   715,091
Cost of goods sold--product.................................      455,448       356,834
                --Software Amortization.....................      288,360        73,368
                                                              -----------   -----------
                                                                  743,808       430,202
                                                              -----------   -----------
Gross margin on sales.......................................      (22,153)      284,889
Selling, general and administrative expenses................    1,520,304     2,054,418
Research and development....................................      235,507     1,314,579
Stock based compensation, SG&A..............................           --       692,855
                                                              -----------   -----------
                                                                1,755,811     4,061,852
                                                              -----------   -----------
Operating income (loss).....................................   (1,777,964)   (3,776,963)
Other income (expense)
  Interest income...........................................          385        17,754
  Interest expense..........................................     (179,963)       (2,827)
                                                              -----------   -----------
                                                                 (179,578)       14,927
                                                              -----------   -----------
Loss before income taxes....................................   (1,957,542)   (3,762,036)
Income taxes................................................           --            --
                                                              -----------   -----------
Loss before extraordinary item..............................   (1,957,542)   (3,762,036)
Extraordinary item--gain on settlement of debt..............           --       123,287
                                                              -----------   -----------
Net loss....................................................  $(1,957,542)  $(3,638,749)
                                                              ===========   ===========
Loss per share
  Continuing operations.....................................  $      (.42)  $      (.22)
                                                              -----------   -----------
  Extraordinary item........................................           --           .01
                                                              -----------   -----------
  Net loss per share........................................  $      (.42)  $      (.21)
                                                              ===========   ===========
Average shares outstanding..................................    4,547,105    16,892,452
                                                              ===========   ===========

                       See notes to financial statements.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                     OCTOBER 31,
                                                              --------------------------
                                                                 1999           2000
                                                              -----------   ------------
Gross Revenue...............................................  $   16,150    $   186,057
Cost of Goods Sold--Product.................................       7,445        119,852
                 --Software Amortization....................      96,120         25,172
                                                              ----------    -----------
                                                                 103,565        145,024
                                                              ----------    -----------
Gross Margin on Sales.......................................     (87,415)        41,033
Selling, General and Administrative Expenses................     310,126        870,171
Research and Development....................................      56,300        603,808
Stock Based Compensation, SG&A..............................          --        692,855
                                                              ----------    -----------
                                                                 366,426      2,166,834
                                                              ----------    -----------
Operating Loss..............................................    (453,841)    (2,125,801)
Other Income (Expense)
  Interest Income...........................................           5          9,592
  Interest Expense..........................................     (56,077)          (414)
                                                              ----------    -----------
                                                                 (56,072)         9,178
                                                              ----------    -----------
Loss Before Income Taxes....................................    (509,913)    (2,116,623)
Income Taxes................................................          --             --
                                                              ----------    -----------
Net Loss Before Extraordinary Item..........................    (509,913)    (2,116,623)
Extraordinary Item--gain on settlement of debt..............          --         29,416
                                                              ----------    -----------
Net Loss....................................................  $ (509,313)   $(2,087,207)
                                                              ==========    ===========
Loss per share
  Continuing operations.....................................  $     (.12)   $      (.11)
                                                              ----------    -----------
  Extraordinary Item........................................          --             --
                                                              ----------    -----------
  Net loss per share........................................  $     (.12)   $      (.11)
                                                              ==========    ===========
Average shares outstanding..................................   4,547,105     19,181,144
                                                              ==========    ===========

                       See notes to financial statements.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                                     OCTOBER 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)...........................................  $(1,957,542)  $(3,638,749)
Add: Adjustments to Reconcile Net Loss to Net Cash Used in
     Operating Activities:
Depreciation and Amortization...............................      536,587       189,451
Stock and Warrants issued for services......................       90,000       737,730
Disposal of equipment.......................................           --        77,021
Extraordinary item--gain on settlement......................           --      (123,287)
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable..................      184,770      (275,790)
(Increase) Decrease in Inventory............................      518,600       (24,366)
(Increase) Decrease in Prepaid Expenses.....................       13,411       (62,477)
(Increase) Decrease in Software.............................      211,779      (272,994)
(Increase) Decrease in Prepaid Financing Cost...............        7,841            --
(Increase) Decrease in Security Deposits....................          599            --
Increase (Decrease) in Accounts Payable.....................       20,459       (41,367)
Increase (Decrease) in Accrued Expenses.....................     (314,038)      333,966
Increase (Decrease) in Interest Payable.....................      126,719            --
Increase (Decrease) in Customer Deposits....................     (195,128)      242,846
Increase (Decrease) in Taxes Payable........................       65,558            --
                                                              -----------   -----------
Net Cash Used in Operating Activities.......................     (690,381)   (2,858,016)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash (Paid) from to (Purchase) Return of Equipment..........        4,051      (665,603)
Cash (Paid) to Purchase License.............................           --      (175,000)
                                                              -----------   -----------
Net Cash Provided By (Used In) Investing Activities.........        4,051      (840,603)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock......................       80,175     3,386,254
Proceeds from issuance of Note Payable......................      307,836            --
Principal payments on Notes Payable.........................      (62,381)           --
                                                              -----------   -----------
Net Cash Provided By (Used In) Financing Activities.........      325,630     3,386,254
                                                              -----------   -----------
Net Increase (Decrease) in Cash.............................     (360,700)     (312,365)
Cash and Cash Equivalents at Beginning of Period............      376,596     1,452,851
                                                              -----------   -----------
Cash and Cash Equivalents at End of Period..................  $    15,896   $ 1,140,486
                                                              ===========   ===========

                       See notes to financial statements.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS

                                OCTOBER 31, 2000

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    PacketPort.com, Inc. (the "Company") is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for IP Telephony solutions and services over a wide range of telephony applications for the Internet, telecom and other data networking industries. On December 9, 1999, the Company changed its name from Linkon Corporation to PacketPort.com, Inc.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2000.

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

                                OCTOBER 31, 2000

                                  (UNAUDITED)

NOTE 5--RELATED PARTY INFORMATION

    The Company leases approximately 2,000 square feet from Microphase Corporation for $7,500 per month on a month to month basis; a company which concurrently employs the Company's president and vice president.

    The Company's president is the 100% owner of PacketPort, Inc., which owns 4,500,000 shares of the Company stock. At October 31, 2000 PacketPort Inc. owed the Company $11,302 which is included in other current assets.

    During the nine months ended October 31, 2000 the Company recorded compensation of $400,000 to the president.

    The Company's vice president received no compensation for the nine months ended October 31, 2000.

NOTE 6--EQUITY TRANSACTIONS

OPTIONS

    On March 28, 2000 options to purchase 48,761 shares of common stock at an exercise price of $5.13 were exercised on a cashless basis. As a result, 33,350 shares of common stock were issued.

    Also during the nine months ended October 31, 2000 16,667 shares were issued for $37,500 pursuant to an option outstanding prior to the year ended
January 31, 2000.

    During the quarter ended October 31, 2000, the Company issued 1,760,000 options to employees and 50,000 options to consultants at exercise prices ranging from $.50 to $3.00.

PRIVATE PLACEMENTS

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

    On August 30 the Board of Directors authorized the private placement offering of its common stock to accredited investors pursuant to Rule 505 for 1,408,633 units of securities at $.75 per unit, each consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $.75. The offering generated gross proceeds of $1,056,702 during the quarter ended October 31, 2000, which, net of offering costs of $86,595, generated net proceeds to the Company of $970,107.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                OCTOBER 31, 2000

                                  (UNAUDITED)

NOTE 7--RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, which amends the accounting and reporting standards of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, for certain derivative instruments and hedging activities. SFAS No. 133, was previously amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company will adopt SFAS No. 138 concurrently with SFAS No. 133, however, management does not believe that such adoptions will have a material impact on the Company's results of operations.

    In March 2000, the FASB issued Interpretation (FIN) No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25". FIN 44 clarifies the definition of employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted the provisions of FIN 44 as of August 1, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2000 VS. OCTOBER 31, 1999

    The Company recorded a net loss of $2,087,207, on revenues of $186,057, for the three months ended October 31, 2000 as compared to a net loss of $509,313 on revenues of $15,150 for the comparable period ended October 31, 1999. This represents a loss per common share of $(.11) for the period ended October 31, 2000 as compared to a loss per common share of $(.12) for the three month period ended October 31, 1999. Research and development expenses were $603,808 in 2000 compared to $56,300 in 1999 and selling, general and administrative expenses increased to $870,171 from $310,126 for the comparable quarter in 1999. The increase in research and development primarily relates to the Company's continuing efforts to expand its VODSL and VOCABLE capabilities of its products, and the increase in selling, general and administrative expenses for the current 2000 quarter represent the resumption of operations this year compared to a layoff of substantially all but one employee in May 1999. During the quarter ended October 31, 2000 the Company recorded a non cash charge of $692,855 for options granted to employees.

NINE MONTHS ENDED OCTOBER 31, 2000 VS. OCTOBER 31, 1999

    The Company recorded a net loss of $3,638,749, on revenues of $715,091, for the nine months ended October 31, 2000 as compared to a net loss of $1,957,542 on revenues of $721,655 for the comparable period ended October 31, 1999. This represents a loss per common share of $(.21) for the nine month period ended October 31, 2000 as compared to a loss per common share of $(.42) for the nine month period ended October 31, 1999. Research and development expenses were $1,314,579 in 2000 compared to $235,507 in 1999 and selling, general and administrative expenses were $2,054,418 compared to $1,520,304 for the nine month period in 1999. The increase in research and development primarily relates to the Company's efforts to expand its VODSL and VOCABLE capabilities of its products.

PLAN OF OPERATIONS

THE MARKET FOR IP TELEPHONY

    Deregulation and the Internet are beginning to revolutionize the 100-year old public telephone network worldwide. Deregulation has fueled intense competition among service providers and is driving them to reduce their costs and establish new revenue sources. Up and coming next generation service providers are beginning to drive global territorial stakes in the telecom terrain. The dramatic rise in Internet use and accompanying growth in data traffic have led service providers to make major investments in high-capacity, packet-based networks to meet consumer demand. Building and maintaining these packet-based networks in parallel and traditional circuit-switched telephone networks is complex and expensive, driving the demand for a new public network that integrates both voice and data. Synergy Research Group projects that the market for voice infrastructure products to enable just two applications for the new public network, voice over Internet protocol and Internet offload will grow dramatically to $19 billion in 2003. IP Telephony has rapidly gained the potential to transform the $62 billion telecommunications business. The stage is now set for a direct assault on the world's most lucrative existing and developing telecom market.

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

    Our hardware includes DataCrate and VoicePak. The DataCrate is based on a hardware platform utilizing the UNIX operating system in the PCI and cPCI backplane bus. The VoicePak is an Integrated Access Device utilizing a LINUX operating environment with the capability of flash memory download. These systems offer scalable flexible packet gateway Voice over Broadband solutions for a variety of customer applications.

PACKETPORT.COM, INC. TECHNOLOGY-BASED PRODUCTS

    PacketPort.com, Inc. currently has the following distinct product lines:
DataCrate SS7/C7 Gateway, the DataCrate SCO, Dynamic Soft Central Office and VoicePak Integrated Access Device.

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

    DATACRATE SCO, DYNAMIC SOFT CENTRAL OFFICE

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

    INTEGRATED ACCESS DEVICE: VOICEPAK

    PacketPort.com's IAD, VoicePak, resides at each subscriber's premise to provide standard local telephone service. This is accomplished via connection to the subscriber's internal local area network. This provides toll-grade voice and fax capabilities via standard telephone ports. VoicePak enables multiple voice traffic lines to merge with data traffic over a single copper pair DSL connection.

RESEARCH AND DEVELOPMENT

    Research and development is mandatory in the Voice Over Broadband industries to ensure competitiveness. The Company incurred research and development of approximately $1,314,579 and $235,507 for the nine months ended October 31, 2000 and 1999, respectively. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced products (communications hardware) and more efficient software products to operate them.

    Our business and product strategy calls for an open architecture design. This permits partners, developers and end-users to interface with existing UNIX hardware platforms and permits PacketPort.com to market software replacements and upgrades as new products are developed. This plan also assists in attracting best of class strategic partners that can assist us in advancing the technology of our products.

    The Company's R&D strategy is to have strong in-house design and engineering capability, but also to utilize state-of-the-art technology houses to develop leading edge technology. Some examples are arrangements with Designer Labs for SS7 signaling solutions and GTRI for MGCP IAD development.

TECHNOLOGY RELATIONSHIPS

    The Company's strong technology and quality product designs have led to several technology relationships over the last few years. The more significant relationships are outlined below.

    GEORGIA TECHNICAL RESEARCH INSTITUTE

    Georgia Technical Research Institute (GTRI), based in Atlanta, Georgia, is a research arm of the University of Georgia. Offering rapid design, prototype and development services to the general industry, they have access to some of the brightest young minds in both hardware and software from the collegiate level.

    Their experience and expertise in the fields of software and hardware development have led to the successful development of a DSP based in Multiport LINUX device for the MGCP IAD requirements placed before them. The developing market requirements and acceptance of this product in meeting projected as well current functionality will be facilitated by the flexible design structure they have provided.

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

DESIGNER LABS

    Designer Labs is a telecommunications software company based in New Hampshire that specializes in intelligent network or Signaling System 7 ("SS7") solutions for switched circuit and IP-based services. SS7 is essentially a data network that runs parallel to the network of switches that carry voice traffic over the public switched telephony network. The SS7 network provides for a "signaling layer" that carries information about line and phone status conditions (busy, out of service, etc.) between switches in the network, thereby helping to make the network more efficient and intelligent. SS7 also uses specialized databases that contain call routing information, making it possible, for example, for a telephone switch to route a call to a secondary phone number if the primary number is unavailable. Designer Labs has partnered with us to develop SS7 signaling services that allow SS7 to be harnessed as a signaling mechanism for the transport of voice over IP networks. This allows our DataCrate Gateway to offer the same intelligent network services for IP Telephony network applications.

MOCKINGBIRD NETWORKS

    PacketPort.com, Inc. and Mockingbird Networks signed a joint agreement to merge their technologies and is in tentative agreement on the second technology phase of development of a next-generation high density hybrid IP/telephony platform technology for the carrier market. The relationship provides for the ability to significantly improve enhanced messaging services and increasing port densities, to expanding system scalability and lowering costs. It also provides an upgrade strategy for existing Mockingbird customers. This technology will be brought to the marketplace via an OEM model.

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

    During this period we have developed the tagline "Enabling Bundled Services Over Broadband" which echoes our flexible packet architecture vision in the long term capabilities of our product in addressing market needs. We have started development of print and media campaigns to be launched in the new year.

    Our objective is to capitalize on our early technology and build a premier franchise in voice infrastructure solutions. The following are key elements of our strategy:

    - Leverage our technology to achieve key service provider design wins;

    - Expand and broaden our customer base by targeting specific market segments;

    - Expand our Global Sales, marketing support and distribution capabilities;

    - Grow our base of software applications and development partners;

    - Leverage our technology platform from the core of the network out to the access edge.

    Although the Company's products have received recognition, as the market for systems has become more competitive, and differentiation is increasingly feature based, demand is rapidly rising for high port count and multi-feature systems which the Company's product lines address.

SALES

    Through the Company's sales force, and its analysis of the sales volume, market specialization and financial status of potential customers, the Company predetermines potential customers deemed qualified for its products and makes direct telephone or written contact with the appropriate representatives thereof. The Company is directly targeting opportunity for sales of the DataCrate platform into accounts with the potential for high market penetration and growth rates. The primary sales targets for the Company's products are VARs, System Integrators, ILECs, CLECs, OEMs, next generation networks and telephone companies.

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

COMPETITION

    The Company's markets are extremely competitive. Competitors of the Company's various product lines include:

    For the Data Crate Flexible Packet gateway (including SCO and SS7/C7 products): Lucent, Nortel, Nu-Era, TollBridge, CopperCom, Vocaltec, Sonus, Cisco, Netrix, Inter-Tel, Vienna Systems and other companies.

    For the VoicePak IAD device: TollBridge, Jetstream and CopperCom have introduced competing hardware/software devices.

    Management believes that its products possess certain competitive advantages. The Company's products can run compression software in conjunction with other modalities. The Company's software is scalable to a high density. However, given the competitive nature of the industry, no assurance can be given that the Company can achieve a commercially successful market for its products or that its competitors will not develop similar or better products than the Company's present line in the future. The Company does not presently possess a meaningful market share in the flexible packet gateway industry and many of the Company's competitors have greater financial and other resources and more substantial marketing capabilities than the Company.

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

    On February 10, 1998, the Company entered into a TXG-NX Field Deployable Software License Agreement, TXG-NX Deployable Software License Agreement and USP Library Software License Agreement with Designer Labs, LLC. Each of such license agreements are non-exclusive and permit the Company to use and sell certain computer software in connection with the development and sale of the Company's products. The terms of the licenses vary from one year to perpetual unless terminated by the Company or in the event of a breach by either party of the terms of the applicable license agreement.

LIQUIDITY AND CAPITAL RESOURCES

    At October 31, 2000 the Company had working capital of $893,127, as compared to $1,313,017 at January 31, 2000.

    The overall improvement in the Company's working capital primarily results from the restructuring which occurred during the fourth fiscal quarter for the year ended January 31, 2000, and resulted in an over $3,300,000 increase in equity, less losses since the restructuring and the private placement of stock to accredited investors during the nine months ended October 31, 2000.

    During the year ended January 31, 2000 we raised additional capital of approximately $2,376,819 through the issuance of common stock and the exercise of options and warrants which were outstanding from the preceding year as well as the issuance of restricted shares to sophisticated investors in transactions exempt from registration pursuant to Rule 505 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. We also raised approximately $3,386,000 in a private offerings of our stock during the nine months ended October 31, 2000. As a result of these private offerings, we anticipate having sufficient working capital through the end of the current fiscal year. We do expect that, in connection with the anticipated growth of the Company's products, we will raise significant additional funds through a public or private offering of our common stock or otherwise. However, there can be no assurance that the Company will attain profitability, that the Company will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

RISK FACTORS WHICH MAY EFFECT OUR BUSINESS

WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORESEEABLE FUTURE.

    We expect operating losses and negative cash flow for the foreseeable future as we must invest in marketing and promotional activities, acquisitions, technology and operating systems. We cannot be certain when and if we will become profitable. We believe that increasing our revenues will depend in large part on our ability to:

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

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

    Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors. Many of these factors are outside our control and include:

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

    - changes in financial estimates by securities analysts;

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

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In April, 2000 the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999. The Company intends to provide full cooperation to the Commission.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.  EXB 27 pursuant to ART.5

    b.  Reports on Form 8-K; MAY 26, 2000.

                              PACKETPORT.COM, INC.

                         (FORMERLY LINKON CORPORATION)

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 15th day of December, 2000.

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

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                /s/ RONALD A. DURANDO
     -------------------------------------------       Chairman, Chief Executive    December 15, 2000
                  Ronald A. Durando                      Officer, President

                /s/ GUSTAVE T. DOTOLI                  Director, Chief Operating
     -------------------------------------------         Officer, Chief Financial   December 15, 2000
                  Gustave T. Dotoli                      Officer