Form 10KSB40
period 2001-01-31
POCKETPORT COM
filed 2001-05-18
CIK 833203

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

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

                                 (203) 831-2214
                 (Issuer telephone number, including area code)

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.003 PAR VALUE

                                (Title of Class)

                            ------------------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.

                                Yes /X/  No / /

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    State issuer's revenues for its most recent fiscal year. $995,026

    As of May 11, 2001 the aggregate market value of the voting stock held by non-affiliates was approximately $1,575,190

    Number of shares outstanding of the issuer's common stock, as of May 11, 2001 was 20,705,087.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BUSINESS

    PacketPort.com, Inc. (The "Company"), a Nevada Corporation, is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for the automated voice response, telecommunications, computer and multimedia communications industries. On December 9, 1999, the Company changed its name from Linkon Corporation to PacketPort.com, Inc.

    PacketPort.com, Inc. provides Internet Protocol (IP) Telephony solutions and services for a wide range of telephony applications for the Internet, telecom and other data networking industries, based on a flexible packet gateway architecture. PacketPort.com has launched a complete line of Voice-Over-Broadband products. Extending the capabilities of DSL, cable, wireless T1, E1 and SS7/C7 service, PacketPort.com provides a variety of bundled services, including multiple lines of Voice and Fax-over-IP, in addition to high-speed Internet access. PacketPort.com's products are sold to International Carriers, Internet Service Providers and Next Generation Telcos.

    The Company has formed relationships with a variety of technology suppliers. These include GNP Computers, Inc. and DAX Computer, Inc., for whom we are a value added reseller and Natural Microsystems Corporation, a network and packet engine provider.

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

TECHNOLOGY OVERVIEW

    PacketPort.com has launched a complete line of Voice-Over-Broadband products. These products have been developed using the best of class components from Sun Microsystems and Natural Microsystems Corporation.

    Our hardware includes DataCrate-TM- and VoicePak-TM-. The DataCrate is based on a hardware platform utilizing Sun Microsystems, Inc. SPARC Solaris operating system and CPU in a PCI and cPCI backplane bus. The VoicePak is an Integrated Access Device utilizing a LINUX operating system with the capability of flash memory download. These systems offer scalable flexible packet gateway Voice over Broadband solutions for a variety of customer applications.

    Our software includes LinkNet-TM- and TeraVox-Registered Trademark-. LinkNet is an IP Telephony Software Suite, which includes a Gatekeeper module and Interactive Voice Response (IVR) module. LinkNet's IVR provides a rich feature set of C functions to customize the DataCrate Gateway. TeraVox is a high level IVR application development software tool.

                 PACKETPORT.COM, INC. TECHNOLOGY-BASED PRODUCTS

    PacketPort.com, Inc. currently has the following distinct product lines:
DataCrate Gateway; DataCrate SS7/C7 Gateway; DataCrate SCO; and VoicePak Integrated Access Device (IAD).

DATACRATE GATEWAY

    PacketPort.com's DataCrate Gateway is a flexible IP switching gateway. The DataCrate Gateway supports Media Gateway, Signaling Gateway, and Media Gateway Controller functions. The Gateway offers smooth growth, open software architecture, multiple compression standards, easy management, built-in billing support with robust, compact and reliable hardware. The DataCrate Gateway represents the fourth generation of telephony products based on evolving voice technology at PacketPort.com, Inc.

DATACRATE SS7

    PacketPort.com has been providing proven, carrier-class SS7 products for over three years as the Company announced its Soft SS7 Server, the DataCrate SS7, which is the signaling network that controls calls over long distance circuit-switched networks. The Soft SS7/C7 server takes call information from the IP network and converts it to ISUP/SS7 signaling to complete calls originating from MGCP IADs and the Voice-Over-IP network. The server handles the control and routing of all calls and it checks for and reports on network failures.

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

INTEGRATED ACCESS DEVICE: VOICEPAK

    PacketPort.com's IAD, VoicePak, resides at each subscriber's premise to provide standard local telephone service. This is accomplished via connection to the subscriber's internal local area network. This provides toll-grade voice and fax capabilities via standard telephone ports. VoicePak enables multiple voice traffic lines to merge with data traffic over a single copper pair DSL connection. The VoicePak has been developed to also be used in a number of other Voice-Over-Broadband applications.

ARCHITECTURE

    The DataCrate product is designed as an open system platform with a full set of enabling technologies and API tool set supporting IP to PSTN communication applications. DataCrate's Gateway product goal is to supply to International Carriers, ISPs, Next Generation Telcos and communication service providers with Engineering capabilities of a solid foundation to build IP telephony communication networks. As the IP telephony market rapidly moves from the early adopter stage of an emerging market the requirements for large scale reliable system platforms will become an absolute necessity as new IP service revenues become mission critical to major service providers. DataCrate's architecture is focused on the mission critical applications with the same reliability of communication services that the public switched networks offer today. To achieve this reliability DataCrate is based on telco and ISP service provider proven system platforms, signaling and operating systems. These platforms include UNIX (Solaris) operating systems, Sun Microsystems Servers, and SS7 signaling control. All of these system components are found in service providers' networks and have proven their performance with a high level of reliability. In addition to solid hardware there is an abundance of standard network management software packages and standards based interfaces to other operation and maintenance systems. It is PacketPort.com, Inc.'s objective position that if a new class of service provider is to generate new revenue streams by entering the growing competitive market of telecommunication services the network infrastructure has to be equivalent or better than existing networks. DataCrate is positioned to take advantage of the best of the existing networks, price advantage of open systems, and leveraging new communication software applications. To fully understand the advantages of Gateway Architecture you have to review the design criteria: 1) object oriented software design with messaging interfaces, 2) hardware modularity, and 3) application portability. To explain this architecture a discussion and description of the gateway from the component level starting with the telecom interfaces, moving through to the highest application layer is required. The following is a brief overview of each of the Gateway's component layers:

DATACRATE SUN MICROSYSTEMS SPARC ADVANTAGE

    SUN MICROSYSTEMS. Sun Microsystems architecture delivers a robust industry standard data communication bus ideal for internet communications. SUN has the experience and the installed base for internet gateways and a suite of powerful RISC CPUs to support the demands of internet applications.

    UNIX SOLARIS. Telecommunications infrastructure, based on Unix and Solaris, is an excellent operating system with a real-time kernel perfectly suited for internet telephony.

    REAL UNIX SERVERS. Sun Microsystems is a leader in Unix servers. Unlike other computing platforms Unix and Sun are designed to work together. This eliminates time consuming configuration and incompatible components. Real Unix servers scale well and offer a variety of system sizes to meet all communication requirements.

SS7/C7 SIGNALING

    Telephone company central offices use a signaling technology standard set by the ITU. Termed SS7 in the US and C7 internationally, this standard provides call control, routing and billing in large systems. The DataCrate gateway is fully able to interoperate using this technology. To its knowledge, PacketPort.com, Inc. is the only provider of VoIP equipment that has ISUP and TCAP gateways supporting both A and F links in commercial deployment.

RESEARCH AND DEVELOPMENT

    Research and development is mandatory in the Voice Over Broadband industries to ensure competitiveness. The Company incurred research and development of approximately $249,000 and $1,464,000 for the year ended January 31, 2000 and 2001, respectively. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced products (communications hardware) and more efficient software products to operate them.

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

TECHNOLOGY RELATIONSHIPS

    The Company's strong technology and quality product designs have led to several technology relationships over the last few years. The more significant relationships are outlined below:

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

    As IP telephony gains increasing market acceptance, the requirement emerges for a new class of platform. New VoIP protocols such as the Media Gateway Control Protocol (MGCP) and the Session Initiation Protocol (SIP) help define a standard environment for applications such as VoIP gateways and IP media servers, which demand connectivity, flexibility, and performance. Fusion/Convergence Generation-TM- (CG) 6000C is a scalable, high-performance development platform for IP telephony solutions. This product has been developed from the ground up to address packet-intensive, convergence applications and is integrated as an important building block of the PacketPort.com DataCrate Gateway.

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

    Standard TDM has interfaces, such as MVIP or SCSA and are available for integration with other CTI Products. An on-board NIC interfaces the IP network based on standard RTP/RTCP media streaming protocol. An optional dual E1/T1 interface can be used to connect to the PSTN, with on-board signaling support.

DESIGNER LABS

    Designer Labs is a telecommunications software company based in New Hampshire that specializes in intelligent network or Signaling System 7 ("SS7") solutions for switched circuit and IP-based services. SS7 is essentially a data network that runs parallel to the network of switches that carry voice traffic over the public switched telephony network. The SS7 network provides for a "signaling layer" that carries information about line and phone status conditions (busy, out of service, etc.) between switches in the network, thereby helping to make the network more efficient and intelligent. SS7 also uses specialized databases that contain call routing information, making it possible, for example, for a telephone switch to route a call to a secondary phone number if the primary number is unavailable. Designer Labs has partnered with PacketPort.com to develop SS7 signaling services that allow SS7 to be harnessed as a signaling mechanism for the transport of voice over IP networks. This allows our DataCrate Gateway to offer the same intelligent network services for IP Telephony network applications.

MOCKINGBIRD NETWORKS

    PacketPort.com, Inc. and Mockingbird Networks signed a joint agreement to merge their technologies and have completed the second technology phase of development of a next-generation high density hybrid IP/telephony platform technology for the carrier market. The relationship provides for the ability to significantly improve enhanced messaging services and increasing port densities, to expanding system scalability and lowering costs. It also provides an upgrade strategy for existing Mockingbird customers. This technology will be brought to the marketplace via an OEM model.

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

    During this period we have developed the tagline "Enabling Bundled Services Over Broadband" which echoes our flexible packet architecture vision and the long term capabilities of our product in addressing market needs. We have started development of print and media campaigns to be launched in the new year.

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

KEY CUSTOMERS

    Four of the Company's customers accounted for approximately 80% of revenues for the year ended January 31, 2001. Management believes that future sales will come from:

    1. Sales of the DataCrate-TM- Flexible Packet Gateway to customers such as competitive local exchange carriers, next generation telecom companies, ISP's and prepaid calling card companies.

    2. VARs, Sis and OEMs who will develop or private label their own platforms using our technology, and in essence, will resell the Company's products to end users.

    3. Low cost scaleable small to high density Internet appliances for VoDSL and VoCable.

TELIC.NET, INC.

    In fiscal 2001, telic.net purchased approximately $354,700 of the DataCrate SS7 and DataCrate Gateway. The Company has been expanding their worldwide IP network. Their Partner program accommodates other companies that wish to join the network.

MOCKINGBIRD NETWORKS

    In fiscal 2001, Mockingbird Networks purchased approximately $344,000 of LinkNet software licenses. Mockingbird Networks is an OEM offering a range of IP telephony products, from turnkey solutions to advanced signaling gateway for IP telephony manufactures.

UFORCE

    In fiscal 2001 Uforce purchased and deployed approximately $112,300 of CTI products. The company is a Value Added Reseller (VAR) of PacketPort.com's CTI hardware and software products. Uforce has developed a proprietary unified messaging solution, which they resell to companies throughout North America.

BACKLOG

    As of February 1, 2001 the Company had no backlog.

CUSTOMER SUPPORT AND WARRANTY

    The Company offers a two year warranty on all products and services. Customers are entitled to receive telephone hotline access, field support and periodic software updates. Customers return defective product for repair to PacketPort.com, Inc. Costs incurred as a result of "In Warranty" repairs and returns have not been material in the past.

COMPETITION

    The Company's markets are extremely competitive. Competitors of the Company's various product lines include:

    For the DataCrate Flexible Packet Gateway (including SCO and SS7/C7 products): Clarent, Nu-Era, TollBridge, CopperCom, VocalTec, Sonus, Cisco, Netrix, Inter-Tel, Vienna Systems and other companies.

    For the VoicePak IAD device: TollBridge, Jetstream, Clarent, VocalTec and CopperCom have introduced competing hardware/software devices.

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

PATENTS, TRADEMARKS & COPYRIGHTS

    The Company's gateway and soft central office code are proprietary and a trade secret. The Company has obtained no patents or registered any copyrights for any of its products.

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

EMPLOYEES

    The Company has two executive officers, four software developmental engineers, four sales and marketing personnel, three technical support personnel, one quality assurance engineer, one technical writer and one staff accountant for a total of sixteen employees as of January 31, 2001. The Company has hired a Consulting VP for Europe, Middle East and Africa (EMeA) who operates out of the United Kingdom. The Company anticipates hiring additional engineers, technical support and sales personnel commensurate with revenue growth and product enhancements.

ITEM 2. PROPERTIES

    The Company is located at 587 Connecticut Ave, Norwalk, CT and leases approximately 2,000 square feet for $7,500 on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

    The Securities and Exchange Commission has initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's shares are listed on the National Quotations Bureau "Bulletin Board". Its stock symbol was "LKON" until December 8, 1999. On December 9, 1999 the Company changed its name to PacketPort.com, Inc. and changed its symbol to "PKPT". On December 9, 1999 the reverse split of 1 new share for each 3 shares held on October 25, 1999 was effected.

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

                                                           FISCAL YEAR ENDING JANUARY 31,
                                                      -----------------------------------------
                                                             2000                  2001
                                                      -------------------   -------------------
                                                        HIGH       LOW        HIGH       LOW
                                                      --------   --------   --------   --------
1st quarter........................................   $  6.00     $2.625    $10.5625    $1.875
2nd quarter........................................   $2.8125     $  .52    $ 4.2656    $1.125
3rd quarter........................................   $  1.44     $.5625    $   2.50    $.2031
4th quarter........................................   $19.508     $  .84    $  .8750    $.3750

    As of May 11, 2001, there were 907 shareholders of record of the Common Stock of the Company. The Company estimates, based on prior shareholder mailings, that holdings in "street name" represent approximately 5,500 additional beneficial shareholders.

    The Company has not declared any dividends since its inception and, due to its anticipated need for all revenue generated by the Company's operations to be used to operate the Company's business, has no intention of paying any cash dividends in the immediate future.

ISSUANCES OF THE COMPANY'S SECURITIES DURING FISCAL 2001

    The following is a description of transactions in which the Company issued its securities during the fiscal year ended January 31, 2001:

    (1) The Company issued 50,017 shares pursuant to the exercise of options and warrants for $37,500 securities during fiscal 2001.

    (2) The Company issued 2,706,999 shares of its common stock to accredited investors in a private placement and a like amount of warrants to purchase one share of common stock each for $.75 per share for five years in June and July, 2000.

    (3) The Company issued 1,408,633 shares of its common stock to accredited investors in a private placement and a like amount of warrants to purchase one share of common stock each for $.75 per share for five years in September 2000.

    (4) The Company issued 40,000 shares of stock to a marketing consultant for services performed and to be performed through fiscal year 2002.

    (5) The Company issued 670,000 shares of its common stock in January 2001 and 330,000 shares of its common stock in February 2001 to accredited investors in a private placement and a like amount of warrants to purchase one share of common stock each for $.25 per share for five years.

    The following is a description of transactions in which the Company issued its securities during the fiscal year ended January 31, 2000:

    From February 1, 1999 through December 8, 1999:

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

    Subsequent to December 8, 1999 and prior to January 31, 2000:

    (1) The Company issued an option to purchase 1,500,000 post-split common shares for an option price of $.10 per share valued at $844,500, in connection with the plan of restructuring approved by the shareholders on November 26, 1999.

    (2) We also issued 4,500,000 shares with a purchase price of $.05 per share valued at $2,700,000 based upon the measurement date of September 8, 1999, the date on which the creditors, the prior board of directors and the current board of directors agreed to the proposed restructuring.

    (3) The Company issued 6,000,000 shares of its common stock for $.13 per share generating gross proceeds of $780,000, net of offering costs of $32,109, generated net proceeds of $747,891. This offering was to accredited investors pursuant to Rule 505 of the United States Securities and Exchange Commission and are generally restricted for one year, commencing in December 1999. Certain of the shares were sold to the employees of the Company and employees of the Company's which concurrently employ the Company's President and Vice-President.

    (4) The Company issued 385,194 shares of the Company's common stock, which represented the exercise of certain options and warrants which were outstanding at January 31, 1999, adjusted for the reverse stock split of December 8, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of the Company's current management.

RESULTS OF OPERATIONS

    Twelve months ended January 31, 2001 vs. January 31, 2000:

NET LOSS

    The Company reported a net loss of $4,944,365 for fiscal 2001 as compared to a net loss of $3,247,087 for the prior fiscal year. This represents a loss per share of $(.28) for the fiscal year ended January 31, 2001 compared to a loss per share of $(.56) for the fiscal year ended January 31, 2000. This increase in the total net loss reported by the Company was primarily due to the following factors:

    Selling, general and administrative expenses increased by $1,707,251 in fiscal 2001 compared to fiscal 2000 due to the Company's hiring full time employees and increased marketing efforts in the current year.

    Research and development expenses increased by $1,215,038 in the current year representing an almost six-fold increase in the Company's R&D efforts.

    The increase in the loss was reduced by the following:

    For the year ended January 31, 2001, revenues increased by approximately $65,944 from the year ended January 31, 2000, from $929,082 to $995,026. This is discussed more fully under the section entitled "Revenues" below.

    Gross Margin improved from (88)% (negative) in fiscal year 2000 to 20% (positive) in fiscal year 2001. This is more fully discussed under the section entitled "Cost of Goods Sold" below.

REVENUES

    For the year ended January 31, 2001, revenues increased approximately $65,944 from the year ended January 31, 2000, from $929,082 to $995,026, an increase of 7%. The Company was able to maintain a constant sales level while it was modernizing its products. Management expects sales to decline in its first quarter of fiscal 2002 and expects increased sales to commence in the second half of fiscal 2002 as the Company plans to commence delivery of the new DataCrate Soft Central Office (SCO), a large scale intelligent call agent, and the new VoicePak, an integrated access device, which complement the current IP Telephony product suite consisting of the DataCrate Gateway and DataCrate Gateway SS7/C7.

COST OF GOODS SOLD

    Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization were $795,534 and $1,748,096 for the years ended
January 31, 2001 and 2000 respectively. This constituted approximately 80% and 188% of revenues for the years ended January 31, 2001 and 2000, respectively. The Company believes the return to positive margins is vital to the Company's future success. Excluding software amortization, cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $697,710 and $1,070,143, or 70% and 115% of revenues, for the years ended January 31, 2001 and 2000 respectively.

    The cost of goods sold varies with each product line, with software having less material cost than hardware. The primary costs incurred by the Company are for materials and equipment relating to its hardware products.

    Management attributes the decrease in cost of goods sold for fiscal year 2001, as compared to fiscal year 2000, as a percentage of revenues, to the following:

    (1) The effect of reduced software amortization on a similar amount of sales.

    (2) Direct product costs were reduced in 2001 as compared to 2000 due to greater software sales which have higher margins.

    (3) In 2000, an inventory write down of $200,308 associated with obsolete hardware technology was charged against cost of goods sold, with no similar charge in 2001.

    Software amortization costs for the years ended January 31, 2001 and 2000, were $97,824 and $677,953 respectively. These amounts were 10% and 73% of revenues for the years ended January 31, 2001 and 2000, respectively, and are included in the Cost of Goods Sold total percentage of 80% and 188% for the above periods being presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the fiscal years ended January 31, 2001 and 2000 were $3,439,313 and $1,728,886 respectively. This constituted approximately 346% and 186% of revenues for the fiscal years ended January 31, 2001 and 2000, respectively. The increase is attributable to the hiring of full time employees and an increase in the Company's marketing efforts.

RESEARCH, DEVELOPMENT AND SOFTWARE

    The Company incurred research, development and capitalized software and licencing costs of approximately $325,670 and $1,936,393 for the fiscal years ended January 31, 2000 and 2001 respectively.

    It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product and licences purchased from third parties. For the fiscal year ended January 31, 2000 and 2001 the amounts capitalized were $76,581 and $472,266 respectively. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs.

    The increase in research and development expenses for 2001 represents the Company's commitment to providing the best available technology and connectivity to its customers, providing a turnkey solution based on the individual customers needs.

LIQUIDITY AND CAPITAL RESOURCES

    At January 31, 2000 the Company had a working capital of $1,313,017 as compared to a working capital deficit of $67,886 at January 31, 2001.

    During the year ended January 31, 2001 we raised additional capital of approximately $3,470,000 through the issuance of common stock and the exercise of options and warrants which were outstanding from last year as well as the issuance of restricted shares to sophisticated investors in transactions exempt from registration pursuant to Rule 505 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. We also plan on raising between approximately $2,500,000 and $6,000,000 in private offering in fiscal 2002, balancing the Company's cash needs with prevailing conditions in the capital markets. As a result of these private offerings, we anticipate having sufficient working capital through the end of the current fiscal year. We do expect that, in connection with the anticipated growth of the Company's products, we will raise significant additional funds through a public or private offering of our common stock or otherwise. However, there can be no assurance that the Company's efforts to attain profitability will be successful, that the Company will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the company to realize its plans.

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

                                  RISK FACTORS

WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORESEEABLE FUTURE.

    We expect operating losses and negative cash flow for the foreseeable future as we must invest in marketing and promotional activities, acquisitions, technology and operating systems. We cannot be certain when and if we will achieve sufficient revenues in relation to expenses to become profitable. We believe that increasing our revenues will depend in large part on our ability to:

    - offer programs and products that are attractive to telephonic customers;

    - increase awareness of our product utility and develop effective marketing and other promotional activities to drive our volume to profitable levels;

    - provide our customers with superior VoDSL & VoCable products; and

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

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

    Our revenues and operating results may vary significantly from quarter to quarter due to a number factors. Many of these factors are outside our control and include:

    - our ability to produce quality products with competitive features;

    - fluctuations in customer purchasing patterns and advertising spending;

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

    Our success depends upon effective planning and growth management. Excluding part-time employees, at January 31, 2001 we had a total of fourteen employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

    - announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There were no changes in, or disagreements with, the Company's certified public accountants during the fiscal years ended January 31, 2000 and 2001. PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    DIRECTORS AND OFFICERS. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions and offices with the Company presently held by them.

CURRENT DIRECTORS

    1. MR. RONALD A. DURANDO, Age 44. Mr. Durando is a co-founder of mPhase, a small public technology company, and has served as its President and Chief Executive Officer since its inception in October 1996. Prior to joining mPhase Technologies, Inc., Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. In addition, Mr. Durando is concurrently employed as the Chief Operating Officer of Microphase Corporation, a leading developer of telecommunications technology. He is also Chairman of the Board of Janifast Ltd., a U.S. Holding Corp. for operational and manufacturing companies in Hong Kong and China. On November 26, 1999 Mr. Durando became the Company's Chairman, Chief Executive Officer and President. He is the 100% owner of PacketPort, Inc.

    2. MR. GUSTAVE T. DOTOLI, Age 63. Gustave T. Dotoli has served as the Chief Operating Officer of mPhase since October 1996. In addition, Mr. Dotoli is concurrently employed as the Vice President of Corporate Development of Microphase Corporation. He is formerly the President and Chief Executive Officer of the following corporations: Imperial Electro-Plating, Inc., World Imports USA, Industrial Chemical
       Supply, Inc., SISCO Beverage, Inc. and Met Pack, Inc. Mr. Dotoli received a B.S. degree in Industrial Engineering from Fairleigh Dickinson University in 1959. On November 26, 1999 he was elected to the Board of Directors and became the Company's Vice President, and Chief Operating Officer.

OTHER OFFICERS AND PRIOR DIRECTORS

    MR. JAMES LINLEY, Age 47. Presently a Technical Engineer for the Company. Prior to November 26, 1999 Mr. Linley was Vice President of Engineering, since March of 1991.

    MR. CHARLES A. CASTELLI, Age 56. Presently engaged as an engineer for the Company. Prior to November 26, 1999 Mr. Castelli was the Chairman of the Board of Directors and the Chief Technology Officer and served in those capacities since June of 1990.

ITEM 10. EXECUTIVE COMPENSATION.

    The following table sets forth the compensation for the years ended January 31, 2001, 2000 and 1999 paid to the Company's Chief Executive Officer and the other named executive officers whose compensation is required to be disclosed pursuant to Item 402(a)(2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended:

                                                  ANNUAL
                                             COMPENSATION (1)                           AWARDS
                                            -------------------               ---------------------------
NAME AND UNDERLYING                          FISCAL     SALARY                  OTHER ANNUAL      SHARES
PRINCIPAL POSITION                            YEAR       ($)      BONUS ($)   COMPENSATION ($)   OPTIONS
------------------------------------------  --------   --------   ---------   ----------------   --------
Ronald Durando............................    2001        --         --         $ 500,000(5)     550,000
  Chairman, Chief Executive                   2000        --         --         $  30,000(6)       --
  Officer, President                          1999        --         --            --              --

Gustave Dotoli............................    2001        --         --         $  30,000(6)     450,000
  Director, Chief Operating                   2000        --         --            --              --
  Officer                                     1999        --         --            --              --

Lee, W. Hill..............................    2001        --         --         $  25,000(5)       --
  Formerly, President and                     2000     $ 77,710      --         $  25,000(5)       --
  Chief Executive Officer                     1999     $166,499    $45,000      $  8,400 (2)     150,000

Charles Castelli..........................    2001     $ 84,000      --            --              --
  Formerly, Chairman, Chief                   2000     $106,750      --            --              --
  Technology Officer                          1999     $140,750    $54,000      $   8,400(3)     100,000

Thomas V. Cerabona........................    2001        --         --         $  24,000(5)       --
  Formerly Vice President                     2000     $ 65,104      --            40,000(5)       --
  of Operations                               1999     $122,474    $36,500      $   6,000(4)      75,000

------------------------

(1) Columns entitled "Restricted Stock Award(s)", "LTIP Payouts", and "All Other Compensation" have been excluded because they are not applicable to any fiscal year covered by this table.

(2) Mr. Hill has received an automobile allowance from the Company of $700 per month for the fiscal year 1999.

(3) Mr. Castelli has received an automobile allowance from the Company of $700 per month for fiscal year 1999.

(4) Mr. Cerabona has received an automobile allowance from the Company in 1999.

(5) Consulting fees paid since November 26, 1999.

(6) Includes $30,000 annual directors stipend.

    None of the officers received options during fiscal 2000.

    In fiscal 2000, Directors Zwiren and Carvalho received 28,402 shares of common stock each, valued at $18,750 for past and current directors fees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth, as of May 11, 2001 certain information regarding the beneficial ownership of shares of our common stock:

    --  by each director;

    -- by each person who is known by us to beneficially own 5% or more of the outstanding shares of common stock;

    -- by each of our executive officers named in the summary compensation table; and

    --  by all of our executive officers and directors as a group.

                                                                 COMMON STOCK,
                                                                    OPTIONS
                                                                   AMOUNT AND        PERCENTAGE OF
                                                                   NATURE OF            COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                      BENEFICIAL OWNERSHIP     STOCK(2)
----------------------------------------                      --------------------   -------------
Ronald A. Durando (3) (4)...................................        6,620,000            22.1%
Gustave Dotoli (5)..........................................        1,150,000             3.4
                                                                    ---------            ----
All executive officers and directors as
a group (2 people)..........................................        7,770,000            25.5%
                                                                    =========            ====

------------------------

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Ave., Norwalk, CT 06854

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The percentage on May 11, 2001 of shares outstanding is based upon shares owned and the Company having 20,705,087 shares outstanding on that date. The number of shares beneficially indicated in the table include the following number of shares issuable upon the exercise of options or warrants:

           Ronald A. Durando--2,050,000 (4)

           Gustave T. Dotoli-- 450,000

(3) Includes 4,500,000 shares held by Packetport, Inc.

(4) Includes warrants to purchase 1,500,000 shares held by PacketPort, Inc.

(5) Does not include 200,000 shares held by family members which Mr. Dotoli renounces beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company's management is associated by employment at and/or ownership of a related group of companies, including Microphase Corporation, mPhase Technologies, Inc. and Janifast Holdings, Ltd. As a result of such associations, the Company's management in the future may have conflicting interests with these companies.

    Ronald A. Durando and Gustave T. Dotoli, the Company's President and Vice President, respectively, are executive officers and shareholders of Microphase Corp., a Connecticut corporation and mPhase Technologies, Inc., a New Jersey corporation.

    The Company reimburses Microphase $7,500 per month for administrative expenses incurred for the use of Microphase's office space, facilities and administrative staff. The Company's president is the 100% owner of PacketPort, Inc., which owns 4,500,000 shares of the Company stock.

    Janifast Holdings, Ltd. is a Delaware corporation, of which Ronald A. Durando and Gustave T. Dotoli are controlling shareholders with an aggregate ownership interest of greater that 75%.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (A)(1) FINANCIAL STATEMENTS.

    The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules.................     F-1

Report of Independent Certified Public Accountants..........     F-2

Balance Sheets--January 31, 2000 and 2001...................     F-3

Statements of Operations--Two years ended January 31, 2000
  and 2001..................................................     F-4

Statements of Cash Flows--Two years ended January 31, 2000
  and 2001..................................................     F-5

Statements of Changes in Stockholders' Equity--Two years
  ended January 31, 2000 and 2001...........................     F-6

Notes to Financial Statements...............................     F-7

    (B) REPORTS ON FORM 8-K

        NONE

    (C) EXHIBITS

        See Exhibit Index (a) 1

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ RONALD A. DURANDO
     -------------------------------------------       Chairman, Chief Executive         May 15, 2001
                  Ronald A. Durando                      Officer, President

                /s/ GUSTAVE T. DOTOLI                  Director, Chief Operating
     -------------------------------------------         Officer, Acting Chief           May 15, 2001
                  Gustave T. Dotoli                      Financial Officer

                              PACKETPORT.COM, INC.

                                     INDEX

                                                                PAGE
                                                              --------
Index to Financial Statements and Schedules.................     F-1

Report of Independent Certified Public Accountants..........     F-2

Balance Sheets--January 31, 2000 and 2001...................     F-3

Statements of Operations--Two years ended January 31, 2000
  and 2001..................................................     F-4

Statements of Cash Flows--Two years ended January 31, 2000
  and 2001..................................................     F-5

Statements of Changes in Stockholders' Equity--Two years
  ended January 31, 2000 and 2001...........................     F-6

Notes to Financial Statements...............................     F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
PacketPort.com, Inc.
Norwalk, Connecticut

    We have audited the accompanying balance sheets of PacketPort.com, Inc. as of January 31, 2000 and 2001 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacketPort.com, Inc. as of January 31, 2000 and 2001 and the results of operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company incurred a net loss of $4,944,365 during the year ended January 31, 2001, and the existing cash is insufficient to fund the Company's cash flow needs for the next year. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ RADIN, GLASS & CO., LLP
                                        Certified Public Accountants

New York, New York
April 26, 2001

                              PACKETPORT.COM, INC.

                                 BALANCE SHEETS

                                                                      JANUARY 31,
                                                              ---------------------------
                                                                  2000           2001
                                                              ------------   ------------
                                         ASSETS
Current Assets
  Cash and Cash Equivalents.................................  $  1,452,851   $    484,025
  Stock Subscription Receivable.............................       208,000         85,000
  Accounts Receivable.......................................       156,632         17,451
  Inventory.................................................       155,976        669,547
  Note receivable...........................................            --        150,000
  Prepaid Expenses and Other Current Assets.................       162,493         99,524
                                                              ------------   ------------
    Total Current Assets....................................     2,135,952      1,505,547
Machinery & equipment:
  Machinery & Equipment, at cost............................       574,637        958,016
  Less: Accumulated Depreciation............................      (332,294)      (485,905)
                                                              ------------   ------------
  Machinery & Equipment, net................................       242,343        472,111
                                                              ------------   ------------
Other Assets
  Software--Net.............................................       293,473        510,415
  Licences--Net.............................................            --        157,500
                                                              ------------   ------------
    Total Other Assets......................................       293,473        667,915
                                                              ------------   ------------
    Total Assets............................................  $  2,671,768   $  2,645,573
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable............................................  $    605,538   $    722,605
Taxes Payable...............................................         1,000          1,000
Deferred Revenue............................................        26,330         23,550
Accrued Expenses............................................       190,067        575,911
Notes Payable--Stockholder..................................            --        142,500
Due to Microphase Corporation...............................            --        107,847
                                                              ------------   ------------
    Total Current Liabilities...............................       822,935      1,573,413
Stockholders' equity
  Common Stock. $.003 Par Value, 24,900,000 shares
    authorized, 15,458,372 and 20,334,020 shares issued and
    outstanding in 2000 and 2001, respectively..............        46,375         61,002
  Preferred Stock, $.001 Par Value 1,000,000 shares
    authorized, none issued and outstanding.................            --             --
Capital in Excess of Par Value..............................    17,794,310     22,023,874
Stock Subscription..........................................      (266,929)            --
Deferred Compensation.......................................            --       (343,428)
Accumulated Deficit.........................................   (15,724,923)   (20,669,288)
                                                              ------------   ------------
    Total Stockholders' Equity..............................     1,848,833      1,072,160
                                                              ------------   ------------
    Total Liabilities and Stockholders' Equity..............  $  2,671,768   $  2,645,573
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.

                            STATEMENTS OF OPERATIONS

                                                                    FOR THE YEAR ENDED
                                                                        JANUARY 31,
                                                              -------------------------------
                                                                  2000               2001
                                                              ------------       ------------
Revenues....................................................  $    929,082       $    995,026
                                                              ------------       ------------
Cost of Goods Sold:
  Product...................................................     1,070,143            697,710
  Software Amortization.....................................       677,953             97,824
                                                              ------------       ------------
Gross Margin On Sales.......................................      (819,014)           199,492
Selling, General and Administrative Expenses................     1,728,886          3,439,313
Research and Development....................................       249,089          1,464,127
Provision for Doubtful Accounts.............................       (37,790)           258,021
                                                              ------------       ------------
                                                                 1,940,185          5,161,461
                                                              ------------       ------------
Operating Loss..............................................    (2,759,199)        (4,961,969)

Other Income (Expense):
  Interest Income...........................................         2,023             21,737
  Interest Expense..........................................      (190,440)            (3,133)
                                                              ------------       ------------
                                                                  (188,417)            18,604
                                                              ------------       ------------
Loss Before Income Taxes....................................    (2,947,616)        (4,943,365)
Income Taxes................................................        (1,000)            (1,000)
                                                              ------------       ------------
Loss Before Extraordinary Item..............................    (2,948,616)        (4,944,365)
Extraordinary item--gain (loss) on settlement of
  debt......................................................      (298,471)                --
                                                              ------------       ------------
Net Loss....................................................  $ (3,247,087)      $ (4,944,365)
                                                              ============       ============
Loss Per Share:
  Continuing Operations.....................................  $       (.56)      $       (.28)
                                                              ============       ============
  Extraordinary Item........................................  $       (.06)      $         --
                                                              ============       ============
  Net loss per share........................................  $       (.56)      $       (.28)
                                                              ============       ============
Weighted Average Number of Shares Outstanding...............     5,845,848         17,621,876
                                                              ============       ============

   The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.

                            STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEAR ENDED
                                                                     JANUARY 31,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
Cash Flows From Operating Activities:
Net Loss....................................................  $(3,247,087)  $(4,944,365)
Add: Adjustments to Reconcile Net Loss to Net Cash Used in
  Operating Activities:
  Depreciation & Amortization...............................      891,660       257,949
  Common stock and Warrants issued for services.............      108,820       822,059
  Book value of assets disposed.............................       31,381        12,393
  Write off of unamortized loan discount....................       95,226            --
  (Gain) loss on settlement of debt(accounts payable).......      298,471      (175,404)
  Reserve for bad debt......................................           --       258,021

CHANGES IN ASSETS AND LIABILITIES:
  (Increase) Decrease in Accounts Receivable................       34,726      (118,840)
  (Increase) Decrease in Inventory..........................      723,390      (513,571)
  (Increase) Decrease in Prepaid Expenses and other current
    assets..................................................     (132,997)       62,967
  (Increase) Decrease in Note Receivable....................           --      (150,000)
  (Increase) Decrease in Investments........................       25,000            --
  (Increase) Decrease in Security Deposits..................       18,563            --
  Decrease in Prepaid Financing Costs.......................        7,843            --
  Increase (Decrease) in Accounts Payable...................      224,483       292,471
  Increase (Decrease) in Interest Payable...................      126,719            --
  Increase (Decrease) in Customer Deposits..................     (189,798)       (2,780)
  Increase (Decrease) in Accrued Expenses...................     (179,428)      385,844
  Increase (Decrease) in Due to Microphase Corporation......           --       107,487
                                                              -----------   -----------
    Net Cash Used in Operating Activities...................   (1,163,028)   (3,705,769)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid to Purchase Equipment...........................     (107,428)     (384,426)
  Investment in Software and Licenses.......................      (76,581)     (489,766)
                                                              -----------   -----------
    Net Cash Used in Investing Activities...................     (184,009)     (874,192)
                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from Sale of Common Stock....................    2,103,064     3,468,635
  Notes payable--stockholder                                           --       142,500
  Net Proceeds from Short Term Debt.........................      582,847            --
  Principal Payments on Debt................................     (262,619)           --
                                                              -----------   -----------
    Net Cash Provided by Financing Activities...............    2,423,292     3,611,135
                                                              -----------   -----------
Net Increase (Decrease) in Cash and Cash Equivalents........    1,076,255      (968,826)
                                                              -----------   -----------
Cash and Cash Equivalents at Beginning of Year..............      376,596     1,452,851
                                                              -----------   -----------
Cash and Cash Equivalents at End of Year....................  $ 1,452,851   $   484,025
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                       COMMON STOCK        CAPITAL IN
                                   ---------------------    EXCESS OF       STOCK       COMPENSATION    ACCUMULATED
                                     SHARES      AMOUNT     PAR VALUE    SUBSCRIPTION     DEFERRED        DEFICIT        TOTALS
                                   ----------   --------   -----------   ------------   -------------   ------------   ----------
Balances February 1, 1999........  13,521,578    13,522     11,717,549           --       $      --     (12,477,836)   $ (746,765)
Issuance of warrants for
  services.......................          --        --         48,120           --              --              --        48,120
Issuance of common stock for
  services.......................      71,804        72         59,928           --              --              --        60,000
Issuance of common stock, net of
  expenses.......................     124,900       125         80,050           --              --              --        80,175
Reverse split; effective December
  8, 1999; 1 share for each
  3 shares held; par value to
  $.003..........................  (9,145,104)       --             --           --              --              --            --
Issuance of warrants in
  connection with
  restructuring..................          --        --        844,500           --              --              --       844,500
Issuance of common stock in
  connection with
  restructuring..................   4,500,000    13,500      2,686,500           --              --              --     2,700,000
Issuance of common stock, net of
  expenses.......................   6,385,194    19,156      2,357,663           --              --              --     2,376,819
Stock subscription...............          --        --             --     (266,929)             --              --      (266,929)
Net Loss.........................          --        --             --           --              --      (3,247,087)   (3,247,087)
                                   ----------   -------    -----------     --------       ---------     ------------   ----------
Balances, January 31, 2000.......  15,458,372    46,375     17,794,310     (266,929)             --     (15,724,923)    1,848,833
Stock subscription collected.....          --        --             --      266,929              --              --       266,929
Issuance of common stock pursuant
  to exercise of warrants and
  options........................      50,017       150         37,350           --              --              --        37,500
Issuance of common stock, net of
  expenses.......................   4,785,632    14,357      3,026,849           --              --              --     3,041,206
Issuance of common stock for
  services.......................      40,000       120         29,880           --              --              --        30,000
Issuance of options and warrants
  for services...................          --        --      1,135,485           --        (343,428)             --       792,057
Net Loss.........................          --        --             --           --              --      (4,944,365)   (4,944,365)
                                   ----------   -------    -----------     --------       ---------     ------------   ----------
Balance, January 31, 2001........  20,334,020   $61,002    $22,023,874     $     --       $(343,428)    $(20,669,288)  $1,072,160
                                   ==========   =======    ===========     ========       =========     ============   ==========

   The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 2001

NOTE 1--BUSINESS DESCRIPTION

    PacketPort.com, Inc., Inc. (the "Company") is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for the automated voice response, telecommunications, computer and multimedia communications industries. On December 9, 1999, the Company changed its name from Linkon Corporation to PacketPort.com, Inc.

NOTE 2--MAJOR CUSTOMERS AND LINE OF BUSINESS

    The Company adopted Statement of Financial Accounting Standard (SFAS)
No. 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.

    Under SFAS 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. Information about the Companies product sales and major customers are as follows:

                                                              JANUARY 31,
                                                          -------------------
PRODUCT SALES                                               2000       2001
-------------                                             --------   --------
Hardware................................................  $712,678   $482,363
Software................................................    61,931    488,565
Maintenance and Other...................................   154,473     24,097
                                                          --------   --------
                                                          $929,082   $995,026
                                                          ========   ========

    Four of the Company's customers accounted for approximately 42%, 13%, 11% and 10.8% respectively, or approximately $391,700, $120,500, $102,600 and $100,800 of revenues for the year ended January 31, 2000. Three of the Company's customers accounted for approximately 36%, 35% and 11.5% respectively, or approximately $354,621, $344,020 and $112,297 of revenues for the year ended January 31, 2001.

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

CASH AND CASH EQUIVALENTS

    The Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents on January 31, 2000 includes $1,360,754 in two escrow accounts and $103,770 on January 31, 2001 in one escrow account held by an attorney of the Company in connection with the private placement offering as described in
Note 4.

                              PACKETPORT.COM, INC.

                                JANUARY 31, 2001

NOTE 3--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RESEARCH AND DEVELOPMENT

    Research and development costs are charged to operations as incurred in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 2, "Accounting for Research and Development Costs."

ACCOUNTS RECEIVABLE

    The Company believes all receivables are collectible unless information to the contrary is obtained. In the event such information is received the Company establishes an allowance for uncollectible portions. At January 31, 2000 the allowance was $0 and at January 31, 2001 the allowance was $258,036.

INVENTORY

    Inventory is valued at the lower of cost or market value, using the first-in, first-out (FIFO) method, and consists of:

                                                        YEAR ENDING JANUARY 31,
                                                        -----------------------
                                                           2000         2001
                                                        ----------   ----------
Raw Materials.........................................  $ 113,723    $   6,937
Work in Process.......................................         --      578,068
Finished Goods........................................    242,253      210,481
Less: Allowance Account...............................   (200,000)    (125,939)
                                                        ---------    ---------
                                                        $ 155,976    $ 669,547
                                                        =========    =========

MACHINERY AND EQUIPMENT AND CAPITAL LEASES

    Machinery and equipment are stated at cost. Property and equipment are comprised predominantly of computer equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are provided for utilizing the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the years ended
January 31, 2000 and 2001 was $213,707 and $142,625 respectively.

REVENUE RECOGNITION

HARDWARE

    Revenues are recorded when products are shipped.

SOFTWARE

    The Company sells its software license via CD and through its website. Revenue is recorded when the CD is shipped and when the software is available on its website and the unlocking code is given to the customers. Revenue on support contracts is recognized over the term of the contracts, which generally is one year.

                              PACKETPORT.COM, INC.

                                JANUARY 31, 2001

NOTE 3--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CAPITALIZED SOFTWARE COSTS

    Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to the establishment of technological feasibility to produce the finished product are generally capitalized. The Company has capitalized software costs included in Other Assets in the Consolidated Balance Sheet. Amounts capitalized were $72,900 and $314,766 for the years ended January 31, 2000 and 2001, respectively. Amortization of prior years capitalized software costs are included in the Cost of Goods Sold section of the Statement of Operations and amounted to $677,953 and $97,824 for the years ended January 31, 2000 and 2001, respectively. The 2000 amount includes an adjustment to amortization of $293,473 for software no longer sold by the Company. The capitalization of such costs and the related amortization is in accordance with SFAS No. 86.

LICENSES

    In June 2001, the Company purchased certain non-exclusive software licenses from an unrelated entity for $175,000. The licenses are amortized over five years. At January 31, 2001, total accumulated amortization amounted to $17,500.

ADVERTISING COSTS

    Advertising costs are expensed as incurred except for direct response advertising, the costs of which are deferred and amortized over the period the related sales are recorded. There was no amortization for direct response advertising costs for the years ended January 31, 2000 and 2001. The Company incurred no advertising costs and deferred no advertising expenses for the years ended January 31, 2000 and 2001.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ACCOUNTING FOR LONG-LIVED ASSETS

    The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At January 31, 2001, the Company believes that there has been no impairment of its long-lived assets.

INCOME TAXES

    The Company has adopted Financial Accounting Standards Board Statement No.109, "Accounting for Income Taxes," which requires an asset and liability approach to accounting for income taxes. Deferred income taxes are recorded for temporary differences between taxable income and pretax

                              PACKETPORT.COM, INC.

                                JANUARY 31, 2001

NOTE 3--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) financial income and the tax bases of assets or liabilities and their reported amounts in the financial statements.

LOSS PER SHARE

    The Company has adopted SFAS No.128, "Earnings per Share." Earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The earnings per common share, assuming dilution, computation gives effect to all dilutive potential common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company. Common equivalent shares have been excluded from the computation of diluted earnings per share since their effect is antidilutive. In addition, the weighted average number of shares outstanding and loss per share for the year ended January 31, 2000 were restated to give retroactive effect of the 3:1 reverse stock split (See Note 4).

STOCK BASED COMPENSATION

    The Company accounts for stock transactions in accordance with SFAS
No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method, as defined, had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. Compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

STOCK TRANSACTIONS

    The following is a description of transactions in which the Company issued its securities during the fiscal year ended January 31, 2000:

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

                              PACKETPORT.COM, INC.

                                JANUARY 31, 2001

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED)
    Subsequent to December 8, 1999 and prior to January 31, 2000:

    (1) The Company issued an option to purchase 1,500,000 post-split common shares for an option price of $.10 per share valued at $844,500, in connection with the plan of restructuring approved by the shareholders on November 26, 1999.

    (2) We also issued 4,500,000 shares with a purchase price of $.05 per share valued at $2,700,000 based upon the measurement date of September 8, 1999, the date on which the creditors, the prior board of directors and the current board of directors agreed to the proposed restructuring.

    (3) The Company issued 6,000,000 shares of its common stock for $.13 per share generating gross proceeds of $780,000, net of offering costs of $32,109, generated net proceeds of $747,891. This offering was to accredited investors pursuant to Rule 505 of the United States Securities and Exchange Commission and are generally restricted for one year, commencing in December 1999. Certain of the shares were sold to the employees of the Company and employees of the Companies which concurrently employ the Company's President and Vice-President.

    (4) The Company issued 385,194 shares of the Company's common stock, which represented the exercise of certain options and warrants which were outstanding at January 31, 1999, adjusted for the reverse stock split of December 8, 1999.

    The following is a description of transactions in which the Company issued its securities during the fiscal year ended January 31, 2001:

    (1) The Company issued 50,017 shares pursuant to the exercise of options and warrants for $37,500 during fiscal 2001. These include the exercise of 48,761 warrants on a cashless basis for 33,350 shares and 16,667 options for a like amount of common stock for $37,500.

    (2) The Company issued 2,706,999 shares of its common stock to accredited investors in a private placement and a like amount of warrants to purchase one share of common stock each for $.75 per share for five years in June and July, 2000, generating gross proceeds of $2,030,248, which net of offering costs of $126,512, generated net proceeds of $1,903,736 to the Company.

    (3) The Company issued 1,408,633 shares of its common stock to accredited investors in a private placement and a like amount of warrants to purchase one share of common stock each for $.75 per share for five years in September 2000, generating gross proceeds of $1,056,575, which net of offering costs of $86,606, generated net proceeds of $969,969 to the Company.

    (4) The Company issued 40,000 shares of stock to a marketing consultant for services performed and to be performed through fiscal year 2002. These shares were valued at $30,000, or $.75 per share, based upon the market value on the date of issuance.

    (5) The Company issued 670,000 shares of its common stock in January 2001 and 330,000 shares of its common stock in February 2001 to accredited investors in a private placement and a like amount of warrants to purchase one share of common stock each for $.25 per share for five years, $85,000 of the proceeds of the shares issued in January, 2001 were received in February and March of 2001.

                              PACKETPORT.COM, INC.

                                JANUARY 31, 2001

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED)
ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

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

    The Company issued no options during the year ended January 31, 2000. The fair value of options granted in 2001 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 163% in 2001, risk-free interest rate ranging of 6.0% and expected option life of 3 years.

    The per share weighted average fair value of stock options granted during 2001 was $1.18.

    The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company's net loss for 2000 and 2001 would have been increased to the pro forma amounts shown below.

YEAR ENDING, JANUARY 31,                              2000              2001
------------------------                           -----------       -----------
Net Loss:
  As Reported....................................  $(3,247,087)      $(4,944,365)
  Pro forma......................................  $(3,247,087)      $(6,252,015)
  Pro forma loss per share.......................  $      (.56)      $      (.35)

    For the year ended January 31, 2001, the Company recorded non-cash charges and deferred compensation totaling $792,057 and $343,428 respectively, in connection with the grant of 2,346,667 Options to employees and consultants for services rendered.

                              PACKETPORT.COM, INC.

                                JANUARY 31, 2001

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED)

    The following table summarizes the changes in options to employees and consultants outstanding and the related price ranges for shares of the Company's common stock, as adjusted for the 3:1 reverse stock split:

STOCK OPTIONS

Weighted average exercise price

    Outstanding at:
        January 31,1999...................................     539,767       $     3.15
        Granted...........................................          --               --
        Exercised.........................................     (85,166)      $     2.28
        Expired...........................................    (417,601)      $     3.60
                                                            ----------       ----------
    Outstanding at:
      January 31, 2000....................................      37,000       $     4.50
        Granted...........................................   2,346,667       $      .89
        Exercised.........................................     (16,667)      $     2.50
        Expired...........................................          --               --
                                                            ----------       ----------
    Outstanding at:
      January 31, 2001....................................   2,367,000       $      .95
                                                            ==========       ==========

    The following summarizes information about stock options outstanding at January 31, 2001:

                                             WEIGHTED
                                              AVERAGE
                                             REMAINING          WEIGHTED                             WEIGHTED
      EXERCISE               NUMBER         CONTRACTUAL         AVERAGE            NUMBER            AVERAGE
        PRICE              OUTSTANDING         LIFE          EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
---------------------      -----------      -----------      --------------      -----------      --------------
        $4.50                  37,000            2.5               4.50              37,000            $4.50
     $.44-$3.00             2,330,000            4.9                .89           2,095,666            $ .81

                              PACKETPORT.COM, INC.

                                JANUARY 31, 2001

NOTE 4--STOCKHOLDERS' EQUITY (CONTINUED)
    The following summarizes information about warrants, issued pursuant to various financing transactions, as adjusted for the 3:1 reverse split:

Outstanding at:
  January 31, 1999..........................................     700,340
    Issued..................................................   1,520,000
    Exercised...............................................    (341,667)
    Expired.................................................    (299,912)

Outstanding at:
  January 31, 2000..........................................   1,578,761
    Issued..................................................   5,049,810
    Exercised...............................................     (48,761)
    Expired.................................................          --
                                                              ----------

Outstanding at:
  January 31, 2001..........................................   6,579,810
                                                              ==========

                                                              WEIGHTED
                                                              AVERAGE           WEIGHTED
                                                             REMAINING           AVERAGE        WEIGHTED
       RANGE OF               NUMBER                        CONTRACTUAL          NUMBER         EXERCISE
    EXERCISE PRICE          OUTSTANDING        LIFE        EXERCISE PRICE      EXERCISABLE       PRICE
----------------------      -----------      --------      --------------      -----------      --------
         $.10                1,500,000         3.9             $ .10            1,500,000         $.10
      $.25-$.75              5,049,810         4.6             $ .69            6,549,810         $.55
    $1.6875-3.375               30,000         3.5             $2.80            6,579,810         $.57

NOTE 5--INCOME TAXES

    At January 31, 2000 and 2001, the Company had net operating loss carryforwards of approximately $15,000,000 and $19,150,000 respectively for book and tax purposes, expiring from 2006 to 2020. As a result of the Tax Reform Act of 1986, the Company is obligated to pay an alternative minimum tax on its alternative minimum taxable income, even though it has a loss carryfoward. These carryforwards are subject to possible limitations on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which result in more than a 50% point change in ownership.

    At this time, the Company does not believe it can reliably predict profitability beyond the current fiscal year. Accordingly, the deferred tax asset applicable to operations subsequent to January 31, 2001 has been reduced in its entirety by the valuation allowance. For the periods ending January 31, 2000 and 2001, the provision for taxes is comprised only of appropriate state income taxes.

                              PACKETPORT.COM, INC.

                                JANUARY 31, 2001

NOTE 5--INCOME TAXES (CONTINUED)
    Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the years ended January 31, 2000 and 2001, respectively is as follows:

                                                        2000          2001
                                                     -----------   -----------
Loss Before Income Taxes...........................  $(3,246,087)  $(4,943,365)
Computed expected tax credit.......................    1,103,670     1,680,744
Operating loss for which no benefits were
  provided.........................................   (1,103,670)   (1,680,744)
State and local tax provision......................       (1,000)       (1,000)
Provision for income taxes.........................  $    (1,000)  $    (1,000)

NOTE 6--COMMITMENTS AND CONTINGENCIES

SEC INVESTIGATION

    The Securities and Exchange Commission has initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

LEASES

    In November, 1999 the Company moved to its present location of approximately 2000 square feet with rent at $7,500 on a month to month basis. Rent expense charged to operations was $95,273 and $90,000 for the years ending January 31, 2000 and 2001, respectively.

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

EMPLOYMENT AGREEMENTS

    In September 1999, the Company entered into two one-year employment agreements with two officers. The Company provides for salary and benefits. In September 2000 the Company renewed these agreements with mutual extension provisions for up to three years. As of January 31, 2001 minimum commitments under these agreements were approximately $139,000 through September 2001.

                              PACKETPORT.COM, INC.

                                JANUARY 31, 2001

NOTE 6--COMMITMENTS AND CONTINGENCIES (CONTINUED)
OTHER AGREEMENTS

    In November 1999, the Company entered into two one-year consultant agreements with two individuals to provide consulting services related to their knowledge of the technology and business of the Company. The Company is obligated to pay each consultant $50,000 per year. Total commitments at January 31, 2000 were approximately $75,000 payable through October 2000. These agreements were not extended.

RESEARCH AND DEVELOPMENT AGREEMENT

    On February 29, 2000, the Company entered into a research and development agreement with an unrelated entity to provide research and development services for certain projects for $500,649 payable monthly in equal installments of $125,162 through May 10, 2000. On August 7, 2000 the Company entered into an additional research and development agreement for $1,335,261 payable in monthly installments of $133,526 through May 31, 2001. During the year ended
January 31, 2001 the company incurred $1,034,753 in Research & Development expenses with this entity, of which approximately $267,000 is included in accrued expenses.

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

NOTE 7--NOTES PAYABLE--SHORT TERM LIABILITIES

    During the year ended January 31, 1999 the Company issued two
(2) additional short term notes payable totaling $500,000. Both notes bear an interest rate of 10%, are due six months from the date of the notes, and were unsecured. A total of 100,000, 33,334 as adjusted for the reverse split of December 8, 1999, warrants to purchase the Companies stock were issued related to the above two (2) notes. These warrants were assigned a value of $23,500 and this amount was recorded as a discount on the issuance of the two notes. These warrants were cancelled. The discount was being amortized over the life of the notes (six months), and as at January 31, 1999 the unamortized discount totaled $15,322. During the year ended January 31, 2000 this note was repaid and no amounts remain unamortized.

                              PACKETPORT.COM, INC.

                                JANUARY 31, 2001

NOTE 8--NOTES PAYABLE--SETTLED LONG TERM LIABILITIES

    During the year ended January 31, 1999, the Company issued a note payable to RG Capital Fund in the amount of $1,100,000. This promissory note, was unsecured, and bore an interest at a rate of 8% per annum, payable quarterly, and was payable in full in one lump sum payment on April 5, 2000, and was in default on November 26, 1999.

    In addition to the above promissory note, the Company also issued to R&G Fund warrants to purchase an aggregate of 1,000,000 pre-split shares of Common Stock at an exercise price of $1.50, terminating in eighteen months. These warrants were assigned a value of $136,981 and this amount was recorded as a discount on the $1,100,000 note payable. These warrants were exercised by assignees during the fiscal year ended January 31, 2000. This discount was being amortized over the life of the note payable, and was written off in the year ended January 31, 2000.

    This Note was assumed and settled by PacketPort, Inc. in connection with the restructuring of the Company approved by the shareholders on November 26, 1999. Included in loss on settlements is $476,036 of settlement loss recorded in connection with the assumption of this note.

NOTE 9--EXTRAORDINARY GAIN (LOSS) ON SETTLEMENT OF DEBT

    During the year ended January 31, 2000, the Company recorded a $298,471 loss on settlement of debt which included costs of $476,036 pertaining to the settlement of debt in connection with the notes payable as described in Note 8 and $177,565 of gain on settlement of other liabilities for cash pursuant to a debt restructuring approved by shareholders at a special meeting of shareholders held on November 26, 1999.

NOTE 10--SUPPLEMENTAL CASH FLOWS DISCLOSURES

    Cash flows from operating activities for the year ended January 31, 2000 reflects interest paid of $9,476, interest earned of $2,023 and taxes paid of $1,000 and for the year ended January 31, 2001 reflects interest paid of $3,133, interest earned of $21,737 and taxes paid of $550.

    Non cash investing and financing activities for the year ended January 31, 2000 include the assumption of $1,900,000 of notes payable, $180,964 accrued interest thereon and $762,500 of accounts payable by PacketPort, Inc. a company solely owned by the Company's president; pursuant to a plan of restructuring agreed to in principle on September 8, 1999 and approved by the shareholders on November 26, 1999. Pursuant to the plan the Company issued 4,500,000 shares of common stock at $.05 per share, valued at $2,700,000 and an option to purchase up to 1,500,000 shares of common stock for $.10 per share, valued at $844,500 using the Black-Scholes option pricing model.

                              PACKETPORT.COM, INC.

                                JANUARY 31, 2001

NOTE 11--RELATED PARTY INFORMATION

    The Company leases approximately 2,000 square feet from Microphase Corporation, for $7,500 per month on a month to month basis, a company which concurrently employs the Company's president and vice president.

    The Company's president is the 100% owner of PacketPort, Inc. The Company's president received executive consulting fees of $500,000 and directors fees of $30,000 for the fiscal year ended January 31, 2001. The Company's vice president received no compensation and directors fees of $30,000 for the fiscal year ended January 31, 2001. Neither officer received either such compensation for the fiscal year ended January 31, 2000.

NOTE 12--NOTE RECEIVABLE

    During the year ended January 31, 2001 the Company paid $100,000 fees to a consultant and advanced $150,000 to this consultant. This advance is evidenced by a promissory note, with interest at 6%, due January 31, 2002.

NOTE 13--BASIS OF PRESENTATION

    As shown in the accompanying financial statements, the Company incurred a net loss of $4,944,365 during the year ended January 31, 2001. In addition, cash available at January 31, 2001 is able to support the Company's operations at present levels only to June 2001. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern. The Company is working on raising more capital through public and/or private placement offering, setting up strategic partners to reduce future development costs and the expansion of revenue earnings for customers utilizing its existing products. The ability of the Company to continue as a going concern is dependent upon the success of the capital offering or alternative financing arrangements. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

                                 EXHIBIT INDEX

    (A) (1)

    Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

       EXHIBIT
         NO.                              DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
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