Form 10QSB
period 2001-04-30
POCKETPORT COM
filed 2001-06-14
CIK 833203

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001
                         COMMISSION FILE NUMBER 0-19705

                            ------------------------

                              PACKETPORT.COM, INC.

       (Exact name of small business issuer as specified in its charter)

            NEVADA                    13-3469932
 (State or Other Jurisdiction      (I.R.S. Employer
              of                Identification Number)
Incorporation or Organization)

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

    Number of shares outstanding of the issuer's Common Stock as of June 11, 2001 was 20,705,087

    Traditional Small Business Disclosure Format (check one):

        Yes  / /    No  /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              PACKETPORT.COM, INC.
                                  FORM 10-QSB
                                QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED APRIL 30, 2001

                                                                             PAGE
                                                                             ----
PART I. FINANCIAL INFORMATION

    Item 1.  Unaudited Financial Statements:

             Balance Sheet--April 30, 2001 and January 31, 2001..........       3

             Statement of Operations--Three Months ended April 30, 2000
             and 2001....................................................       4

             Statements of Cash Flows--Three Months ended April 30, 2000
             and 2001....................................................       5

             Notes to Financial Statements...............................     6-7

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    8-17

PART II. OTHER INFORMATION...............................................      18

    Item 1.  Legal Proceedings...........................................      18

    Item 2.  Changes in Securities.......................................      18

    Item 3.  Defaults Upon Senior Securities.............................      18

    Item 6.  Exhibits and Reports on Form 8-K............................      18

    Signatures...........................................................      19

                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                              JANUARY 31,     APRIL 30,
                                                                  2001           2001
                                                              ------------   ------------
                                                                             (UNAUDITED)
                                         ASSETS
Current Assets
  Cash and equivalents......................................  $    484,025   $     43,682
  Stock Subscription Receivable.............................        85,000             --
  Accounts Receivable (Net of Allowance)....................        17,451          5,040
  Inventory.................................................       669,547        667,581
  Note Receivable...........................................       150,000        150,000
  Prepaid Expenses and Other Current Assets.................        99,524        152,289
                                                              ------------   ------------
    Total Current Assets....................................     1,505,547      1,018,592
                                                              ------------   ------------
Machinery & Equipment, at cost
  Machinery & Equipment, at cost............................       958,016      1,011,554
  Less: Accumulated Depreciation............................      (485,905)      (542,262)
                                                              ------------   ------------
  Net.......................................................       472,111        469,292
                                                              ------------   ------------
Other Assets
  Software--Net.............................................       510,415        505,558
  Licenses--Net.............................................       157,500        148,750
                                                              ------------   ------------
    Total Other Assets......................................       667,915        654,308
                                                              ------------   ------------
    TOTAL ASSETS............................................  $  2,645,573   $  2,142,192
                                                              ============   ============

                           LIABILITIES AND STOCKHOLERS' EQUITY
Current Liabilities
  Accounts Payable..........................................  $    722,605   $    620,672
  Taxes Payable.............................................         1,000          1,000
  Deferred Revenue..........................................        23,550         22,275
  Accrued Expenses..........................................       575,911        869,783
  Notes Payable--Stockholder................................       142,500        142,500
  Due to Microphase Corporation.............................       107,847        318,487
                                                              ------------   ------------
    Total Current Liabilities...............................     1,573,413      1,974,717
                                                              ------------   ------------

Commitments and Contingencies

Stockholders' Equity
  Common Stock, $.003 Par Value, 24,900,000 shares
    authorized, 20,334,020 and 20,705,087 shares issued and
    outstanding on January 31, 2001 and April 30, 2001
    (unaudited), respectively...............................        61,002         62,115
  Capital in Excess of Par Value............................    22,023,874     22,136,061
  Deferred Compensation.....................................      (343,428)      (309,927)
  Accumulated Deficit.......................................   (20,669,288)   (21,720,774)
                                                              ------------   ------------
    Total Stockholders' Equity..............................     1,072,160        167,475
                                                              ------------   ------------
    Total Liabilities and Stockholders' Equity..............  $  2,645,573   $  2,142,192
                                                              ============   ============

                       See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                      APRIL 30,
                                                              --------------------------
                                                                 2000           2001
                                                              -----------   ------------
Gross Revenue...............................................  $    98,886   $      6,315
                                                              -----------   ------------
Cost of Goods Sold
  --Product.................................................       36,270        110,850
  --Software Amortization...................................       24,456         50,687
                                                              -----------   ------------
                                                                   60,726        161,537
                                                              -----------   ------------
Gross Margin on Sales.......................................       38,160       (155,222)
Selling, General and Administrative Expenses................      452,109        504,599
Research and Development....................................      560,570        394,002
                                                              -----------   ------------
                                                                1,012,679        898,601
                                                              -----------   ------------
Operating Loss..............................................     (974,519)    (1,053,823)
                                                              -----------   ------------
Other Income (Expense)
  Interest Income...........................................        6,046          3,399
  Interest Expense..........................................       (2,266)        (1,062)
                                                              -----------   ------------
                                                                    3,780          2,337
                                                              -----------   ------------
Loss Before Income Taxes....................................     (970,739)    (1,051,486)
Income Taxes................................................           --             --
                                                              -----------   ------------
Loss Before Extraordinary Item..............................     (970,739)    (1,051,486)
Extraordinary Item, gain on settlement of debt..............       14,084             --
                                                              -----------   ------------
Net loss....................................................  $  (956,655)  $ (1,051,486)
                                                              ===========   ============
Loss per share:
  Continuing Operations.....................................  $      (.06)  $       (.05)
                                                              ===========   ============
  Extraordinary Item........................................  $        --   $         --
                                                              ===========   ============
  Net loss per share........................................  $      (.06)  $       (.05)
                                                              ===========   ============
Average shares outstanding..................................   15,477,822     20,670,580
                                                              ===========   ============

                       See notes to financial statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       FOR THE
                                                                 THREE MONTHS ENDED
                                                                      APRIL 30,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss).........................................  $  (956,655)  $(1,051,486)
Add: Adjustments to Reconcile Net Loss to Net Cash Used in
  Operating Activities:
Depreciation and Amortization...............................       57,126       115,795
Stock and Warrants issued for services......................           --        64,301
Extraordinary item-gain on settlement.......................      (14,084)           --
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable..................      (16,258)       12,411
(Increase) Decrease in Inventory............................      (35,101)        1,966
(Increase) Decrease in Prepaid Expenses.....................      105,506       (52,765)
(Increase) Decrease in Other Assets.........................     (173,161)           --
Increase (Decrease) in Accounts Payable.....................      173,915      (101,933)
Increase (Decrease) in Accrued Expenses.....................      229,589       293,872
Increase (Decrease) in Due To Microphase....................           --       210,640
Increase (Decrease) in Customer Deposits....................       (2,880)       (1,275)
                                                              -----------   -----------
Net Cash Used in Operating Activities.......................     (632,003)     (508,474)
                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Paid to Purchase Equipment.............................     (622,051)      (53,538)
Capitalized Software Costs..................................      (24,174)      (45,831)
                                                              -----------   -----------
Net Cash Provided By (Used In) Investing Activities.........     (646,225)      (99,369)
                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock......................      245,500       167,500
                                                              -----------   -----------
Net Cash Provided By (Used In) Financing Activities.........      245,500       167,500
                                                              -----------   -----------
Net(Decrease) in Cash.......................................   (1,032,728)     (440,343)
Cash and Cash Equivalents at the Beginning of Period........    1,452,851       484,025
                                                              -----------   -----------
Cash and Cash Equivalents at the End of Period..............  $   420,123   $    43,682
                                                              ===========   ===========

                       See notes to financial statements.

                              PACKETPORT.COM, INC.

            NOTES TO FINANCIAL STATEMENTS APRIL 30, 2001 (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    - Going Concern

    As shown in the accompanying interim financial statements, the Company incurred a net loss of $1,051,486 during the quarter ended April 30, 2001. In addition, cash available at April 30, 2001 is unable to support the Company's operations at present levels through the completion of fiscal year 2002 without the Company raising more capital through public or private financing or extending certain terms with certain vendors. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern. Management plans on obtaining sufficient working capital from planned Private Placements during the second and third quarter of fiscal 2002, setting up strategic partners to reduce future development costs and the expansion of revenue earnings for customers utilizing its existing products. The ability of the Company to continue as a going concern is dependent upon the success of the capital offering or alternative financing arrangements. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

    - The Company

    PacketPort.com, Inc. (the "Company") is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for IP Telephony solutions and services over a wide range of telephony applications for the Internet, telecom and other data networking industries. On December 9, 1999, the Company changed its name from Linkon Corporation to PacketPort.com, Inc.

    - Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included in order to make the financial statements not misleading. Operating results for the three months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2001.

                              PACKETPORT.COM, INC.

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

    The Company's president and vice president received no compensation for the three months ended April 30, 2001.

NOTE 6--EQUITY TRANSACTIONS

OPTIONS

    On March 28, 2000 options to purchase 48,761 shares of common stock at an exercise price of $5.13 were exercised on a cashless basis. As a result, 33,350 shares of common stock were issued.

    Also during the three months ended April 30, 2000, 16,667 shares were issued for $37,500 pursuant to an option outstanding prior to the year ended
January 31, 2000.

    During the quarter ended April 30, 2001, the Company collected $85,000 of subscriptions receivable for shares outstanding on January 31, 2001 and $82,500 from the issuance of 330,000 shares pursuant to a Private Placement with accredited investors.

    During the quarter ended April 30, 2001, the Company issued 41,067 shares for research and development services valued at $30,800.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2001 VS. APRIL 30, 2000

    The Company recorded a net loss of $1,051,486, on revenues of $6,315, for the three months ended April 30, 2001 as compared to a net loss of $956,655 on revenues of $98,886 for the comparable period ended April 30, 2000. This represents a loss per common share of $(.05) for the period ended April 30, 2001 as compared to a loss per common share of $(.06) for the three month period ended April 30, 2000.

    Research and development expenses were $394,002 in 2001 compared to $560,570 in 2000 and selling, general and administrative expenses increased to $504,599 in 2001 from $452,109 for the comparable quarter in 2000.

    The decline in revenue represents the final phase of the Company's realignment of its product line, and revenue during the quarter ended April 30, 2001 consists only of license fees and revenue from support agreements as the Company continues to support its existing products while it implements the introduction of its newest bundled suite of products. Management expects increased sales to commence in the second half of fiscal 2002 as the Company plans to commence delivery of the new DataCrate Soft Central Office (SCO), a large scale intelligent call agent, and the new VoicePak, an integrated access device, which complement the current IP Telephony product suite consisting of the DataCrate Gateway and DataCrate Gateway SS7/C7.

PLAN OF OPERATIONS

THE MARKET FOR IP TELEPHONY

    Deregulation and the Internet have revolutionized the 100-year old public telephone network worldwide. Up and coming next generation service providers are beginning to drive global territorial stakes in the telecom terrain. The dramatic rise in Internet use and accompanying growth in data traffic have led service providers to make major investments in high-capacity, packet-based networks to meet consumer demand. Building and maintaining these packet-based networks in parallel and traditional circuit-switched telephone networks is complex and expensive, driving the demand for a new public network that integrates both voice and data. Synergy Research Group projects that the market for voice infrastructure products to enable just two applications for the new public network, voice over Internet protocol and Internet offload will grow dramatically to $19 billion in 2003. IP Telephony has rapidly gained the potential to transform the $62 billion telecommunications business.

TECHNOLOGY OVERVIEW

    PacketPort.com provides IP Telephony solutions and services for a wide range of telephony applications for the Internet, telecom and other data networking industries, based on the flexible packet gateway architecture. PacketPort.com has launched a complete line of Voice-Over-Broadband products. Extending the capabilities of DSL, cable, wireless, T1, E1 and SS7/C7 service, PacketPort.com enables a variety of bundled services, including multiple lines of Voice and Fax-over IP, in addition to high-speed Internet access. These products have been developed using the best of class components from Sun Microsystem, NMS Communications and Oracle Corporation.

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

    Our software includes LinkNet-TM- and TeraVox--Registered Trademark. LinkNet is an IP Telephony Software Suite, which includes a Gatekeeper module and Interactive Voice Response (IVR) module. LinkNet's IVR provides a rich feature set of C (Programming Lanuguage) functions to customize the DataCrate Gateway. TeraVox is a high level IVR application development software tool.

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

ARCHITECTURE

    The DataCrate product is designed as an open system platform with a full set of enabling technologies and API tool set supporting IP to PSTN communication applications. DataCrate's

Gateway product goal is to supply to International Carriers, ISPs, Next Generation Telcos and communication service providers with Engineering capabilities of a solid foundation to build IP telephony communication networks. As the IP telephony market rapidly moves from the early adopter stage of an emerging market the requirements for large scale reliable system platforms will become an absolute necessity as new IP service revenues become mission critical to major service providers. DataCrate's architecture is focused on the mission critical applications with the same reliability of communication services that the public switched networks offer today. To achieve this reliability DataCrate is based on telco and ISP service provider proven system platforms, signaling and operating systems. These platforms include UNIX (Solaris) operating systems, Sun Microsystems Servers, and SS7 signaling control. All of these system components are found in service providers' networks and have proven their performance with a high level of reliability. In addition to solid hardware there is an abundance of standard network management software packages and standards based interfaces to other operation and maintenance systems. It is PacketPort.com, Inc.'s objective position that, if a new class of service provider is to generate new revenue streams by entering the growing competitive market of telecommunication services, the network infrastructure has to be equivalent or better than existing networks. DataCrate is positioned to take advantage of the best of the existing networks, price advantage of open systems, and leveraging new communication software applications. To fully understand the advantages of Gateway Architecture you have to review the design criteria:
1) object oriented software design with messaging interfaces, 2) hardware modularity, and 3) application portability. To explain this architecture, a discussion and description of the gateway from the component level starting with the telecom interfaces, moving through to the highest application layer is required. The following is a brief overview of each of the Gateway's component layers:

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

RESEARCH AND DEVELOPMENT

    Research and development is mandatory in the Voice Over Broadband industries to ensure competitiveness. The Company incurred research and development of approximately $394,002 and $560,570 for the three months ended April 30, 2001 and 2000, respectively. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced products (communications hardware) and more efficient software products to operate them.

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

GEORGIA TECHNICAL RESEARCH INSTITUTE

    Georgia Technical Research Institute (GTRI), based in Atlanta, Georgia, is the research arm of Georgia Tech. Offering design, prototype and development services to the general industry, they have access to the latest developments in both hardware and software.

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

NMS COMMUNICATIONS

    NMS Communications (NASDAQ; NMSS), based in Framingham, Massachusetts, is the technology leader enabling the world's premier networking and communication equipment suppliers to create and accelerate New Network infrastructure and services. The company designs, develops and supplies network-quality hardware and software components and provides design and customization services.

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

ORACLE CORPORATION

    Oracle Corporation is the world's leading supplier of software for information management and the world's largest independent software company. With annual revenues of more than $10.1 billion, the company offers its database, tools and application products, along with related consulting, education and support services, in more than 145 countries around the world.

    PacketPort.com DataCrate Soft Central Office (SCO) has been designed using Oracle database for its information management.

DESIGNER LABS

    Designer Labs is a telecommunications software company based in New Hampshire that specializes in intelligent network or Signaling System 7("SS7") solutions for switched circuit and IP-based services. SS7 is essentially a data network that runs parallel to the network of switches that carry voice traffic over the public switched telephony network. The SS7 network provides for a "signaling layer" that carries information about line and phone status conditions (busy, out of service, etc.) between switches in the network, thereby helping to make the network more efficient and intelligent. SS7 also uses specialized databases that contain call routing information, making it possible, for example, for a telephone switch to route a call to a secondary phone number if the primary number is unavailable. Designer Labs has partnered with us to develop SS7 signaling services that allow SS7 to be harnessed as a signaling mechanism for the transport of voice over IP networks. This allows our DataCrate Gateway to offer the same intelligent network services for IP Telephony network applications.

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

PATENTS, TRADEMARKS & COPYRIGHTS

    The Company's gateway and soft central office and code are proprietary and a trade secret. The Company has obtained no patents or registered any copyrights for any of its products.

    The Company has obtained a registration for its TeraVox trademark from the U.S. Patent and Trademark Office and intends to seek source code copyright protection on its future operating systems and utilities.

    On February 10, 1998, the Company entered into a TXG-NX Field Deployable Software License Agreement, TXG-NX Deployable Software License Agreement and USP Library Software License Agreement with Designer Labs, LLC. Each of such license agreements are non-exclusive and permit the Company to use and sell certain computer software in connection with the development and sale of the Company's products. The terms of the licenses vary from one year to perpetual unless terminated by the Company or in the event of a breach by the Company of any terms fo the applicable agreement by Designer Labs, LLC.

LIQUIDITY AND CAPITAL RESOURCES

    At April 30, 2001 the Company had a working capital deficit of $956,125, as compared to a deficit of $67,866 at January 31, 2001. The Accountants Report for the fiscal year ended January 31, 2001 was qualified for whether the Company will continue as a going concern. Managements plans concerning these matters include raising funds through private placements of the Company's common stock and extending terms with certain vendors until such time anticipated sales and other cash flows from operations are attained. In the second half of fiscal 2002 the Company plans to deliver the new DataCrate Soft Central Office (SCO), a large scale intelligent call agent, and the new VoicePak, an integrated access device, which complement the current IP Telephony product suite consisting of the DataCrate Gateway and DataCrate Gateway SS7/C7.

    During the year ended January 31, 2001 we raised additional capital of approximately $3,469,000 through the issuance of common stock and the exercise of options and warrants which were outstanding from the preceding year as well as the issuance of restricted shares to sophisticated investors in transactions exempt from registration pursuant to Rule 505 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. We anticipate increasing the Company's working capital through the issuance of common stock in private placements during the current fiscal year. We do expect that, in connection with the anticipated growth of the Company's products, we will raise significant additional funds through a public or private offering of our common stock or otherwise until such time the new products generate adequate cash flows from operations. However, there can be no assurance that the Company will attain profitability, that the Company will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

                   RISK FACTORS WHICH MAY EFFECT OUR BUSINESS

WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORESEEABLE FUTURE.

    We expect operating losses and negative cash flow for the foreseeable future as we must invest in marketing and promotional activities, obtain orders and complete customer installations of our current technology and operating systems. We cannot be certain when and if we will become profitable. We believe that increasing our revenues will depend in large part on our ability to:

    - offer programs and products that are attractive to telephonic customers;

    - increase customer awareness of our product and develop effective marketing and promotional activities to drive our volume to profitable levels;

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

WE WILL NEED ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS IF WE DO NOT GENERATE ENOUGH REVENUE.

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

    Our success depends upon effective planning and growth management. At
April 30, 2001 we had a total of 18 employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

    NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    NONE.

                              PACKETPORT.COM, INC.

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 13th day of June, 2001.

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

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                /s/ RONALD A. DURANDO
     -------------------------------------------       Chairman, Chief Executive         June 13, 2001
                  Ronald A. Durando                      Officer, President

                /s/ GUSTAVE T. DOTOLI                  Director, Chief Operating
     -------------------------------------------         Officer, Chief Financial        June 13, 2001
                  Gustave T. Dotoli                      Officer