Form 10QSB
period 2001-07-31
PACKETPORT COM
filed 2001-09-14
CIK 833203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001
                         COMMISSION FILE NUMBER 0-19705

                            ------------------------


                              PACKETPORT.COM, INC.
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                               13-3469932
 (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                         Identification Number)


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

     Number of shares outstanding of the issuer's Common Stock as of August 1, 2001 was 20,705,087.

     Traditional Small Business Disclosure Format (check one):

         Yes  / /                   No  /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                     FOR THE SIX MONTHS ENDED JULY 31, 2001

                                                                           PAGE

PART I. FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements:

                  Balance Sheet-July 31, 2001 and January 31, 2001............3

                  Statement of Operations-Three Months ended
                    July 31, 2000 and 2001....................................4

                  Statement of Operations-Six Months ended
                    July 31, 2000 and 2001....................................5

                  Statements of Cash Flows-Six Months ended
                    July 31, 2000 and 2001....................................6

                  Notes to Financial Statements.............................7-9

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........10-20

PART II.          OTHER INFORMATION..........................................21

Item 1.           Legal Proceedings..........................................21

Item 2.           Changes in Securities......................................21

Item 3.           Defaults Upon Senior Securities............................21

Item 6.           Exhibits and Reports on Form 8-K...........................21

Signatures...................................................................22

                              PACKETPORT.COM, INC.
                          (FORMERLY LINKON CORPORATION)
                                 BALANCE SHEETS

                                                    JANUARY 31,       JULY 31,
                                                      2001              2001
                                                   -----------      -----------
                                                                    (UNAUDITED)
     ASSETS

Current Assets
  Cash and equivalents                             $   484,025      $    13,660
  Stock Subscription Receivable                         85,000             --
  Accounts Receivable (Net of Allowance)                17,451            6,039
  Inventory                                            669,547          666,331
  Note Receivable                                      150,000             --
  Prepaid Expenses and Other Current Assets             99,524          123,421
                                                   -----------      -----------

      Total Current Assets                           1,505,547          809,451
                                                   -----------      -----------

Machinery & Equipment, at cost
  Machinery & Equipment, at cost                       958,016        1,032,963
  Less: Accumulated Depreciation                      (485,905)        (599,732)
                                                   -----------      -----------

Net                                                    472,111          433,231
                                                   -----------      -----------
Other Assets
  Software (Net of Amortization)                       510,415          534,241
  Licenses - Net                                       157,500          140,000
                                                   -----------      -----------

      Total Other Assets                               667,915          674,241
                                                   -----------      -----------

      TOTAL ASSETS                                 $ 2,645,573      $ 1,916,923
                                                   ===========      ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                 $   722,605      $   695,930
  Taxes Payable                                          1,000            1,000
  Deferred Revenue                                      23,550           21,000
  Accrued Expenses                                     575,911          896,429
  Note Payable - Stockholder                           142,500          142,500
  Due to Microphase Corporation                        107,847          821,196
                                                   -----------      -----------

      Total Current Liabilities                      1,573,413        2,578,055
                                                   -----------      -----------

Commitments and Contingencies

Stockholders' Equity (Deficit)
  Common Stock, $.003 Par Value, 24,900,000
    shares authorized, 20,334,020 and 20,705,087
    shares issued and outstanding on
    January 31, 2001 and July 31, 2001
    (unaudited), respectively                           61,002           62,115
  Capital in excess of par value                    22,023,874       22,119,893
  Deferred Compensation                               (343,428)        (260,344)
  Accumulated Deficit                              (20,669,288)     (22,582,796)
                                                   -----------      -----------

      Total Stockholders' Equity (Deficit)           1,072,160         (661,132)
                                                   -----------      -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                           $ 2,645,573      $ 1,916,923
                                                   ===========      ===========


See notes to financial statements.

                              PACKETPORT.COM, INC.
                          (FORMERLY LINKON CORPORATION)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE
                                                         THREE MONTHS ENDED
                                                             JULY 31,
                                                      2000             2001
                                                  ------------    ------------

Gross Revenue                                     $    430,148    $      6,935
                                                  ------------    ------------

Cost of Goods Sold-Product                             199,996         128,319
                  -Software Amortization                24,456          50,686
                                                  ------------    ------------
                                                       224,452         179,005
                                                  ------------    ------------

Gross Margin on Sales                                  205,696        (172,070)
                                                  ------------    ------------

Selling, General and Administrative Expenses           732,138         609,786
Research and Development                               150,201          79,370
                                                  ------------    ------------

                                                       882,339         689,156
                                                  ------------    ------------
Operating Losses                                      (676,643)       (861,226)
                                                  ------------    ------------

Other Income (Expense)
  Interest Income                                        2,116              22
  Interest Expense                                        (147)           (818)
                                                  ------------    ------------
                                                         1,969            (796)
                                                  ------------    ------------

Loss Before Income Taxes                              (674,674)       (862,022)
Income Taxes                                              --              --
                                                  ------------    ------------
Loss Before Extraordinary Item                        (674,674)       (862,022)

Extraordinary Item-gain on settlement of debt           79,787            --
                                                  ------------    ------------

Net Loss                                          $   (594,887)   $   (862,022)
                                                  ============    ============

Loss per share
  Continuing operations                           $       (.04)   $       (.04)
                                                  ============    ============

  Extraordinary Item                              $        .01    $       --
                                                  ============    ============

  Net loss per share                              $       (.03)   $       (.04)
                                                  ============    ============

Average shares outstanding                          16,067,088      20,705,087
                                                  ============    ============









See notes to financial statements.

                              PACKETPORT.COM, INC.
                          (FORMERLY LINKON CORPORATION)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE
                                                        SIX MONTHS ENDED
                                                            JULY 31,
                                                      2000              2001
                                                  ------------     ------------

Gross Revenue                                     $    529,034     $     13,250
                                                  ------------     ------------

Cost of Goods Sold-Product                             236,982          239,169
                  -Software Amortization                48,196          101,373
                                                  ------------     ------------

                                                       285,178          340,542
                                                  ------------     ------------

Gross Margin on Sales                                  243,856         (327,292)
                                                  ------------     ------------

Selling, General and Administrative Expenses         1,184,247        1,114,385
Research and Development                               710,771          473,372
                                                  ------------     ------------
                                                     1,895,018        1,587,757
                                                  ------------     ------------

Operating Loss                                      (1,651,162)      (1,915,049)
                                                  ------------     ------------

Other Income (Expense)
  Interest Income                                        8,162            3,421
  Interest Expense                                      (2,413)          (1,880)
                                                  ------------     ------------
                                                         5,749            1,541
                                                  ------------     ------------

Loss Before Income Taxes                            (1,645,413)      (1,913,508)
Income Taxes                                              --               --
                                                  ------------     ------------

Net Loss Before Extraordinary Item                  (1,645,413)      (1,913,508)

Extraordinary Item-gain on settlement of debt           93,871             --
                                                  ------------     ------------

Net Loss                                          $ (1,551,542)    $ (1,913,508)
                                                  ============     ============

Loss per share
  Continuing operations                           $       (.10)    $       (.09)
                                                  ============     ============
  Extraordinary Item                              $        .01     $       --
                                                  ============     ============

  Net loss per share                              $       (.09)    $       (.09)
                                                  ============     ============

Average shares outstanding                          15,779,473       20,637,764
                                                  ============     ============









See notes to financial statements.




                                PACKETPORT.COM, INC.
                            (FORMERLY LINKON CORPORATION)
                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                  FOR THE
                                                              SIX MONTHS ENDED
                                                                  JULY 31,
                                                           2000              2001
                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $(1,551,542)     $(1,913,508)
Add: Adjustments to Reconcile Net Loss to Net
  Cash Used in Operating Activities:
Depreciation and Amortization                               116,929          232,702
Stock and Warrants issued for services                         --             97,716
Disposal of equipment                                        77,021             --
Extraordinary item-gain on settlement                       (93,871)            --
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable                 (479,545)          11,412
(Increase) Decrease in Inventory                              8,690            3,216
(Increase) Decrease in Prepaid Expenses                     (89,830)         (23,897)
(Increase) Decrease in Other Assets                          (8,213)         150,000
Increase (Decrease) in Accounts Payable                     264,740          (26,675)
Increase (Decrease) in Accrued Expenses                     406,580          320,518
Increase (Decrease) in Other Payables                        11,694             --
Increase (Decrease) in Customer Deposits                    221,246           (2,550)
                                                        -----------      -----------

Net Cash Used in Operating Activities                    (1,116,101)      (1,151,066)
                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid to Purchase Equipment                            (665,067)         (74,797)
Cash Paid to Purchase License                               (85,000)            --
Capitalized Software Costs                                     --           (125,351)
                                                        -----------      -----------

Net Cash Provided By (Used In) Investing Activities        (750,067)        (200,148)
                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                    2,416,147          167,500
Proceeds from Advances from Microphase                         --            713,349
                                                        -----------      -----------

Net Cash Provided By (Used In) Financing Activities       2,416,147          880,849
                                                        -----------      -----------

Net Increase (Decrease) in Cash                             296,950         (470,365)

Cash and Cash Equivalents at Beginning of Period          1,452,851          484,025
                                                        -----------      -----------

Cash and Cash Equivalents at End of Period              $ 1,749,801      $    13,660
                                                        ===========      ===========










See notes to financial statements.

                              PACKETPORT.COM, INC.
             NOTES TO FINANCIAL STATEMENTS JULY 31, 2001 (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION

         Going Concern

         As shown in the accompanying interim financial statements, the Company incurred a net loss of $1,913,508 during the six months ended July 31, 2001. In addition, cash available at July 31, 2001 is unable to support the Company's operations at present levels through the completion of fiscal year 2002 without the Company raising more capital through public or private financing or extending certain terms with certain vendors. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern. Management plans on obtaining sufficient working capital from planned Private Placements during the second and third quarter of fiscal 2002, setting up strategic partners to reduce future development costs and the expansion of revenue earnings for customers utilizing its existing products. The ability of the Company to continue as a going concern is dependent upon the success of the capital offering or alternative financing arrangements. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

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

         Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
         Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included in order to make the financial statements not misleading. Operating results for the six months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2001.

                              PACKETPORT.COM, INC.
             NOTES TO FINANCIAL STATEMENTS JULY 31, 2001 (UNAUDITED)


NOTE 2-LOSS PER SHARE

         The Company computes earnings per share in accordance with Statements of Financial Accounting Standards ("SFAS") No. 128. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, as adjusted for the reverse split of 3 for 1, effective December 9, 1999. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive.

NOTE 3-RESEARCH AND DEVELOPMENT

         Research and development costs are charged to operations as incurred.

NOTE 4-INCOME TAXES

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

NOTE 5-RELATED PARTY INFORMATION

         The Company leases approximately 2,000 square feet from Microphase Corporation for $7,500 per month on a month to month basis, a company which concurrently employs the Company's president and vice president.

         The Company's president is the 100% owner of PacketPort, Inc., which owns 4,500,000 shares of the Company stock.

         The Company's president and vice president received no compensation for the six months ended July 31, 2001.

                              PACKETPORT.COM, INC.
             NOTES TO FINANCIAL STATEMENTS JULY 31, 2001 (UNAUDITED)


NOTE 6-EQUITY TRANSACTIONS

         OPTIONS

         On March 28, 2000, options to purchase 48,761 shares of common stock at an exercise price of $5.13 were exercised on a cashless basis. As a result, 33,350 shares of common stock were issued.

         Also during the six months ended July 31, 2000, 16,667 shares were issued for $37,500 pursuant to an option outstanding prior to the year ended January 31, 2000.

         During the six months ended July 31, 2001, the Company collected $85,000 of subscriptions receivable for shares outstanding on January 31, 2001 and $82,500 from the issuance of 330,000 shares pursuant to a Private Placement with accredited investors.

         On April 16, 2001, the Company issued 41,067 shares for research and development services valued at $30,800.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2001 VS. JULY 31, 2000

         The Company recorded a net loss of $862,022, on revenues of $6,935, for the three months ended July 31, 2001 as compared to a net loss of $594,887 on revenues of $430,148 for the comparable period ended July 31, 2000. This represents a loss per common share of $(.04) for the period ended July 31, 2001 as compared to a loss per common share of $(.03) for the three month period ended July 31, 2000.

         Research and development expenses were $79,370 in 2001 compared to $150,201 in 2000 and selling, general and administrative expenses decreased to $609,786 in 2001 from $632,138 for the comparable quarter in 2000.

         The decline in revenue represents the final phase of the Company's realignment of its product line, and revenue during the quarter ended July 31, 2001 consists only of license fees and revenue from support agreements as the Company continues to support its existing products while it implements the introduction of its newest bundled suite of products. Management expects increased sales to commence in the second half of fiscal 2002 as the Company plans to commence delivery of the new DataCrate Soft Central Office (SCO), a large scale intelligent call agent, and the new VoicePak, an integrated access device, all of which complement the current IP Telephony product suite consisting of the DataCrate Gateway and DataCrate Gateway SS7/C7.

SIX MONTHS ENDED JULY 31, 2001 VS. JULY 31, 2000

         The Company recorded a net loss of $1,913,508, on revenues of $13,250, for the six months ended July 31, 2001 as compared to a net loss of $1,551,542 on revenues of $529,034 for the comparable period ended July 31, 2000. This represents a loss per common share of $(.09) for the period ended July 31, 2001 as compared to a loss per common share of $(.09) for the six month period ended July 31, 2000.

         Research and development expenses were $473,372 in 2001 compared to $710,771 in 2000 and selling, general and administrative expenses decreased to $1,114,385 in 2001 from $1,184,247 for the comparable quarter in 2000.

         The decline in revenue represents the final phase of the Company's realignment of its product line, and revenue during the quarter ended July 31, 2001 consists only of license fees and revenue from support agreements as the Company continues to support its existing products while it implements the introduction of its newest bundled suite of products. Management expects increased sales to commence in the second half of fiscal 2002 as the Company plans to commence delivery of the new DataCrate Soft Central Office (SCO), a large scale intelligent call agent, and the new VoicePak, an integrated access device, all of which complement the current IP Telephony product suite consisting of the DataCrate Gateway and DataCrate Gateway SS7/C7.

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

         Our hardware includes DataCrate-TM- product family and VoicePak-TM-product family. The DataCrate product family is based on a hardware platform utilizing Sun Microsystems, Inc. SPARC Solaris operating system and CPU in a PCI and cPCI backplane configuration. The VoicePak product family consists of a stand-alone network or IP connected Integrated Access Device (IAD) utilizing LINUX operating system with the capability of flash memory download and a USB Phone that is a simple handset-only telephone used to initiate calls on the Internet from the convenience of a personal computer. These products offer combined scalable flexible packet Voice over Broadband solutions for a variety of customer solutions.

         Our software includes PacketPort.com's Soft Central Office (S.C.O.), LinkVox (previously known as LinkNet-TM-) and TeraVox--Registered Trademark. S.C.O. is a comprehensive software platform enabling the configuration and management of DataCrate Gateways and VoicePak devices within an IP network. LinkVox is an IP Telephony Software Suite, which includes a Gatekeeper module and Interactive Voice Response (IVR) module. LinkVox's IVR provides a rich feature set of C (Programming Language) functions to customize the DataCrate Gateway. TeraVox is a high level IVR application development software tool.

         PacketPort.com, Inc. currently has the following distinct product lines: DataCrate Gatewa,; DataCrate SS7/C7 Gateway, DataCrate S.C.O., VoicePak Integrated Access Device (IAD), and the VoicePak USB Phone.

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

DATACRATE SCO, DYNAMIC SOFT CENTRAL OFFICE

         PacketPort.com's Dynamic Soft Central Office, DataCrate SCO, is a carrier class WEB based large-scale intelligent call agent that utilizes an Oracle Database for the configuration and management of an IP network. DataCrate S.C.O. receives local voice traffic from all IP subscribers in packet format and it determines how the call needs to be routed, for example, to another IAD or to the PSTN. PacketPort.com offers two configurations of its Soft Central Office. The first configuration includes a soft SS7/C7 server that connects to the PSTN, enabling local voice traffic to be converted to standard TDM format for efficient integration into the PSTN. DataCrate S.C.O. with the soft SS7/C7 server eliminates the need for a Class 5 switch. The second configuration provides only the intelligent call agent that receives local voice traffic from IADs and it terminates these calls to other IADs in the IP network.

VOICEPAK:  INTEGRATED ACCESS DEVICE

         PacketPort.com's IAD, VoicePak, which is still in development, uses standard Media Gateway Control Protocol (MGCP) and is designed to work with the DataCrate Soft Central Office. The VoicePak IAD resides at a subscriber's premises, providing standard local telephone service via telephone ports and data services via standard Ethernet connection to the subscriber's internal local area network (LAN). The VoicePak enables the subscriber's voice and fax traffic to be merged with the subscriber's data traffic onto a single copper pair DSL connection or any other type of broadband connection.

VOICEPAK:  USP PHONE

         PacketPort.com's VoicePak Phone is the newest member in the VoicePak family of IP edge devices. In conjunction with PacketPort.com's software, the VoicePak Phone becomes a cross-platform business VoIP solution. It is compatible with Microsoft Windows and Apple Macintosh operating systems and has a built-in microphone, speaker, USB interface, DSP, and volume control. As a consumer product, the VoicePak Phone works with no additional software, in conjunction with popular telephony programs, such as dialpad and Net2Phone. PacketPort.com plans development of two additional models of the USB Phone;

one includes a keypad and the other includes a SMART card reader.

ARCHITECTURE

         The DataCrate product is designed as an open system platform with a full set of enabling technologies and API tool set supporting IP to PSTN communication applications. DataCrate's Gateway product goal is to supply to International Carriers, ISPs, Next Generation Telcos and communication service providers with engineering capabilities of a solid foundation to build IP telephony communication networks. As the IP telephony market rapidly moves from the early adopter stage of an emerging market, the requirements for large scale reliable system platforms will become an absolute necessity as new IP service revenues become mission critical to major service providers. DataCrate's architecture is focused on the mission critical applications with the same reliability of communication services that the public switched networks offer today. To achieve this reliability, DataCrate is based on telco and ISP service provider proven system platforms, signaling and operating systems. These platforms include UNIX (Solaris) operating systems, Sun Microsystems Servers, and SS7 signaling control. All of these system components are found in service providers' networks and have proven their performance with a high level of reliability. In addition to solid hardware, there is an abundance of standard network management software packages and standards based interfaces to other operation and maintenance systems. It is PacketPort.com, Inc.'s objective position that, if a new class of service provider is to generate new revenue streams by entering the growing competitive market of telecommunication services, the network infrastructure has to be equivalent or better than existing networks. DataCrate is positioned to take advantage of the best of the existing networks, price advantage of open systems, and leveraging new communication software applications. To fully understand the advantages of Gateway Architecture you have to review the design criteria: 1) object oriented software design with messaging interfaces, 2) hardware modularity, and 3) application portability. To explain this architecture, a discussion and description of the gateway from the component level starting with the telecom interfaces, moving through to the highest application layer is required.

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

RESEARCH AND DEVELOPMENT

         Research and development is mandatory in the Voice Over Broadband industries to ensure competitiveness. The Company incurred research and development costs of approximately $473,372 and $710,771 for the six months ended July 31, 2001 and 2000, respectively. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced products (communications hardware) and more efficient software products to operate them.

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

         Their experience and expertise in the fields of software and hardware development have led to the successful development of a DSP based in Multiport LINUX device for the MGCP IAD requirements placed before them. The developing market requirements and acceptance of this product in meeting projected and current functionality will be facilitated by the flexible design structure they have provided.

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

NEWCHIP SRL

         NewChip SrL, based in Milan, Italy, developer of the New Voice DSP040 Handset, has entered into a Purchase and Manufacture Agreement granting PacketPort.com worldwide non-exclusive rights to manufacture and distribute their NewVoice DSP040 Handset under the VoicePak Phone name. The NewVoice DSP040 handset was featured in the June 2001 issue of Internet Telephony magazine and received the following ratings (0-5) - Installation: 5, Features: 4, Overall:
B+.

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

SUM MICROSYSTEMS

         Sun Microsystems architecture delivers a robust industry standard data communications bus ideal for Internet communications. The telecommunications infrastructure, based on UNIX and Solaris, is an excellent operating system with a real-time kernel perfectly suited for Internet telephony. Sun Microsystems is a leader in UNIX servers. Unlike other computing platforms UNIX and Sun are designed to work together. For these reasons PacketPort selected Sun Microsystems' Solaris operating system and hardware to build its IP telephony products. PacketPort started as a Sun "Catalyst Partner" and later the Company became a Sun Authorized Reseller, allowing PacketPort to build and deploy complete systems based on the Sun platform. In June 2001 PacketPort became a member of the Sun "Developer Connection Program". As a benefit of this relationship, Sun Microsystems provides a number of marketing programs for PacketPort to leverage off of.

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

         For the VoicePak Phone:  Silicon Portals and Clarisys.

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

         On February 10, 1998, the Company entered into a TXG-NX Field Deployable Software License Agreement, TXG-NX Deployable Software License Agreement and USP Library Software License Agreement with Designer Labs, LLC. Each of such license agreements are non-exclusive and permit the Company to use and sell certain computer software in connection with the development and sale of the Company's products. The terms of the licenses vary from one year to perpetual unless terminated by the Company or in the event of a breach by the Company of any terms of the applicable agreement by Designer Labs, LLC.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2001 the Company had a working capital deficit of $1,768,604, as compared to a deficit of $67,866 at January 31, 2001. The Accountants Report for the fiscal year ended January 31, 2001 was qualified for whether the Company will continue as a going concern. Management's plans concerning these matters include raising funds through private placements of the Company's common stock and extending terms with certain vendors until such time anticipated sales and other cash flows from operations are attained. In the second half of fiscal 2002, the Company plans to deliver the new DataCrate Soft Central Office (SCO), a large scale intelligent call agent, and the new VoicePak, an integrated access device, all of which complement the current IP Telephony product suite consisting of the DataCrate Gateway and DataCrate Gateway SS7/C7, as such reducing the need for required research and development expenses in the near term.

         During the year ended January 31, 2001 we raised additional capital of approximately $3,469,000 through the issuance of common stock and the exercise of options and warrants which were outstanding from the preceding year, as well as the issuance of restricted shares to sophisticated investors in transactions exempt from registration pursuant to Rule 505 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. We anticipate increasing the Company's working capital through the issuance of common stock in private placements during the current fiscal year. We do expect that, in connection with the anticipated growth of the Company's products, we will raise significant additional funds through a public or private offering of our common stock or until such time as the new products generate adequate cash flows from operations. However, there can be no assurance that the Company will attain profitability, that the Company will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans.

                   RISK FACTORS WHICH MAY AFFECT OUR BUSINESS

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

         Our success depends upon effective planning and growth management. At July 31, 2001 we had a total of 17 employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

         The important factors which may cause actual results to differ from the forward-looking statements contained herein include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain key management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with, government regulations. Although the Company believes that the assumptions underlying the forward-looking statements included in this filing will prove to be accurate, in light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and expectations of the Company will be achieved.

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

         NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         NONE.

                              PACKETPORT.COM, INC.

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 14th day of September, 2001.


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

NAME                                  TITLE                    DATE
----                                  -----                    ----
/s/ RONALD A. DURANDO
---------------------------    Chairman, Chief Executive    September 14, 2001

Ronald A. Durando              Officer, President


/s/ GUSTAVE T. DOTOLI          Director, Chief Operating    September 14, 2001
---------------------------    Officer, Chief Financial
Gustave T. Dotoli              Officer