Form 10QSB
period 2001-10-31
PACKETPORT COM
filed 2001-12-13
CIK 833203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001
                         COMMISSION FILE NUMBER 0-19705

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

     Number of shares outstanding of the issuer's Common Stock as of October 31, 2001 was 20,846,020.

     Traditional Small Business Disclosure Format (check one):

         Yes  / /                   No  /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2001

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.      Unaudited Financial Statements:

             Balance Sheet - January 31, 2001 and October 31, 2001...........3-4

             Statement of Operations - Nine Months ended
               October 31, 2000 and 2001.......................................5

             Statement of Operations - Three Months ended
               October 31, 2000 and 2001.......................................6

             Statements of Cash Flows - Nine Months ended
               October 31, 2000 and 2001.......................................7

             Notes to Financial Statements..................................8-10

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............11-21

PART II.     OTHER INFORMATION................................................22

Item 1.      Legal Proceedings................................................22

Item 2.      Changes in Securities............................................22

Item 3.      Defaults Upon Senior Securities..................................22

Item 6.      Exhibits and Reports on Form 8-K.................................22

Signatures....................................................................23

                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                    January 31,      October 31,
                                                       2001              2001
                                                   -----------      -----------
                                                                     (Unaudited)
     ASSETS

Current Assets
  Cash and equivalents                             $   484,025      $    14,476
  Stock subscription receivable                         85,000             --
  Accounts receivable (net of allowance)                17,451           36,691
  Inventory                                            669,547          692,617
  Note receivable                                      150,000             --
  Prepaid expenses and other current assets             99,524           83,352
                                                   -----------      -----------

      Total Current Assets                           1,505,547          827,136
                                                   -----------      -----------

Machinery & Equipment, at cost
  Machinery & equipment, at cost                       958,016        1,000,861
  Less: accumulated depreciation                      (485,905)        (649,593)
                                                   -----------      -----------

Net                                                    472,111          351,268
                                                   -----------      -----------

Other Assets
  Software (net of amortization)                       510,415          549,200
  Licenses - net (net of amortization)                 157,500          131,250
                                                   -----------      -----------

      Total Other Assets                               667,915          680,450
                                                   -----------      -----------

      TOTAL ASSETS                                 $ 2,645,573      $ 1,858,854
                                                   ===========      ===========












See notes to financial statements.



                                PACKETPORT.COM, INC.
                                   BALANCE SHEETS

                                                     January 31,        October 31,
                                                        2001                2001
                                                     ------------      ------------
                                                                        (Unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                   $    722,605      $    648,917
  Taxes payable                                             1,000             1,000
  Deferred revenue                                         23,550            27,892
  Accrued expenses                                        575,911           888,238
  Note payable - stockholder                              142,500           142,500
  Due to Microphase Corporation                           107,847         1,177,167
                                                     ------------      ------------

      Total Current Liabilities                         1,573,413         2,885,714
                                                     ------------      ------------

Commitments and Contingencies

Stockholders' Equity (Deficit)
  Common Stock, $.003 par value, 24,900,000
    shares authorized, 20,334,020 and 20,846,020
    shares issued and outstanding on
    January 31, 2001 and October 31, 2001
    (unaudited), respectively                              61,002            62,538
  Capital in excess of par value                       22,023,874        22,130,992
  Deferred compensation                                  (343,428)         (222,521)
  Accumulated deficit                                 (20,669,288)      (22,997,869)
                                                     ------------      ------------

      Total Stockholders' Equity (Deficit)              1,072,160        (1,026,860)
                                                     ------------      ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                             $  2,645,573      $  1,858,854
                                                     ============      ============










See notes to financial statements.


                                PACKETPORT.COM, INC.
                              STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                       For the nine months ended
                                                              October 31,
                                                        2000               2001
                                                    ------------      ------------
Gross Revenue                                       $    715,091      $     42,482

Cost of Goods Sold - Product                             361,876           365,531
                   - Software Amortization                73,368           152,060
                                                    ------------      ------------

                                                         435,244           517,591
                                                    ------------      ------------

Gross Margin on Sales                                    279,847          (475,109)

Selling, General and Administrative Expenses           2,733,168         1,231,232
Research and Development                               1,323,642           622,879
                                                    ------------      ------------

                                                       4,056,810         1,854,111
                                                    ------------      ------------

Operating Loss                                        (3,776,963)       (2,329,220)

Other Income (Expense)
  Interest Income                                         17,754             3,466
  Interest Expense                                        (2,827)           (2,827)
                                                    ------------      ------------

                                                          14,927               639
                                                    ------------      ------------

Loss Before Income Taxes                              (3,762,036)       (2,328,581)
Income Taxes                                                --                --
                                                    ------------      ------------

Loss Before Extraordinary Item                        (3,762,036)       (2,328,581)

Extraordinary Item - gain on settlement of debt          123,287              --
                                                    ------------      ------------

Net Loss                                            $ (3,638,749)     $ (2,328,581)
                                                    ============      ============


Loss per share
  Continuing operations
  Before extraordinary item                         $       (.22)     $       (.11)
                                                    ============      ============
  Extraordinary Item                                         .01              --
                                                    ============      ============
  Net loss per share                                $       (.21)     $       (.11)
                                                    ============      ============

Average shares outstanding                            16,892,452        20,630,898
                                                    ============      ============


See notes to financial statements.


                               PACKETPORT.COM, INC.
                             STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                      For the three months ended
                                                              October 31,
                                                        2000              2001
                                                    ------------      ------------
Gross Revenue                                       $    186,057      $     29,232

Cost of Goods Sold - Product                             124,894           126,362
                   - Software Amortization                25,172            50,687
                                                    ------------      ------------

                                                         150,066           177,049
                                                    ------------      ------------

Gross Margin on Sales                                     35,991          (147,817)


Selling, General and Administrative Expenses           1,548,921           116,847
Research and Development                                 612,871           149,507
                                                    ------------      ------------

                                                       2,161,792           266,354
                                                    ------------      ------------

Operating Loss                                        (2,125,801)         (414,171)

Other Income (Expense)
  Interest Income                                          9,592                45
  Interest Expense                                          (414)             (947)
                                                    ------------      ------------

                                                           9,178              (902)
                                                    ------------      ------------

Loss Before Income Taxes                              (2,116,623)         (415,073)
Income Taxes                                                --                --
                                                    ------------      ------------

Net Loss Before Extraordinary Item                    (2,116,623)         (415,073)

Extraordinary Item - gain on settlement of debt           29,416              --
                                                    ------------      ------------

Net Loss                                            $ (2,087,207)     $   (415,073)
                                                    ============      ============


Loss per share
  Continuing operations                             $       (.11)     $       (.02)
                                                    ============      ============
  Extraordinary Item                                        --                --
                                                    ------------      ============
  Net loss per share                                $       (.11)     $       (.02)
                                                    ============      ============

Average shares outstanding                            19,181,144        20,718,874
                                                    ============      ============


See notes to financial statements.



                               PACKETPORT.COM, INC.
                             STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      For the nine months ended
                                                             October 31,
                                                        2000             2001
                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $(3,638,749)     $(2,328,581)
Add:  Adjustments to Reconcile Net Loss to
      Net Cash Used in Operating Activities:
Depreciation and Amortization                            189,451          342,246
Stock and Warrants issued for services                   737,730          147,061
Disposal of equipment                                     77,021              864
Extraordinary item - gain on settlement                 (123,287)            --
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable              (275,790)         (19,240)
(Increase) Decrease in Inventory                         (24,366)         (23,070)
(Increase) Decrease in Prepaid Expenses                  (62,477)          16,172
(Increase) Decrease in Other Assets                         --            150,000
Increase (Decrease) in Accounts Payable                  (41,367)         (73,688)
Increase (Decrease) in Accrued Expenses                  333,966          312,327
Increase (Decrease) in Interest Payable                     --               --
Increase (Decrease) in Deferred Revenue                  242,846            4,342
                                                     -----------      -----------

Net Cash Used in Operating Activities                 (2,585,022)      (1,471,567)
                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Paid Purchase Equipment                            (665,603)         (43,957)
Cash Paid to Purchase License                           (175,000)            --
Capitalized Software Costs                              (272,994)        (190,845)
                                                     -----------      -----------

Net Cash Provided By (Used In) Investing
  Activities                                          (1,113,597)        (234,802)
                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                 3,386,254          167,500
Proceeds from Advances from Microphase                      --          1,069,320
                                                     -----------      -----------

Net Cash Provided By (Used In) Financing
  Activities                                           3,386,254        1,236,820
                                                     -----------      -----------

Net Increase (Decrease) in Cash                         (312,365)        (469,549)

Cash and Cash Equivalents at Beginning of Period       1,452,851          484,025
                                                     -----------      -----------

Cash and Cash Equivalents at End of Period           $ 1,140,486      $    14,476
                                                     ===========      ===========






See notes to financial statements.

                              PACKETPORT.COM, INC.
           NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2001 (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION

         Going Concern

         As shown in the accompanying interim financial statements, the Company incurred a net loss of $2,328,581 during the nine months ended October 31, 2001. In addition, cash available at October 31, 2001 is unable to support the Company's operations at present levels through the completion of fiscal year 2002 without the Company raising more capital through public or private financing or extending certain terms with certain vendors. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern. Management plans on obtaining sufficient working capital from planned Private Placements in the near term, setting up strategic partners to reduce future development costs and the expansion of revenue earnings for customers utilizing its existing products. The ability of the Company to continue as a going concern is dependent upon the success of the capital offering or alternative financing arrangements. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
         Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included in order to make the financial statements not misleading. Operating results for the nine months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2001.

                              PACKETPORT.COM, INC.
           NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2001 (UNAUDITED)


NOTE 2-LOSS PER SHARE

         The Company computes earnings per share in accordance with Statements of Financial Accounting Standards ("SFAS") No. 128. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period, as adjusted for the reverse split of 3 for 1, effective December 9, 1999. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that resulted in the issuance of common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their effect is antidilutive.

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

         The Company's president and vice president received no compensation for the nine months ended October 31, 2001.

                              PACKETPORT.COM, INC.
           NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2001 (UNAUDITED)


NOTE 6-EQUITY TRANSACTIONS

         OPTIONS

         On March 28, 2000, options to purchase 48,761 shares of common stock at an exercise price of $5.13 were exercised on a cashless basis. As a result, 33,350 shares of common stock were issued.

         Also during the nine months ended October 31, 2000, 16,667 shares were issued for $37,500 pursuant to an option outstanding prior to the year ended January 31, 2000.

         During the quarter ended October 31, 2000, the Company issued 1,760,000 options to employees and 50,000 options to consultants at exercise prices ranging from $.50 to $3.00.


         PRIVATE PLACEMENTS

         On May 29, 2000, the Board of Directors approved a private placement offering of its common stock to accredited investors pursuant to Rule 505 for up to 2,666,667 units of its securities at $.75 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $.75. During the quarter ended July 31, 2000 the offering was over-subscribed, generating gross proceeds to the Company of $2,030,249 for the issuance of 2,706,999 shares of common stock and 2,706,999 of warrants to purchase one share of common stock at an exercise price of $.75 through July, 2005, which, net of offering costs of $126,531, generated net proceeds to the Company of $1,903,718.

         On August 30, 2000, the Board of Directors authorized the private placement offering of its common stock to accredited investors pursuant to Rule 505 for 1,408,633 units of securities at $.75 per unit, each consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $.75. The offering generated gross proceeds of $1,056,702 during the quarter ended October 31, 2000, which, net of offering costs of $86,595, generated net proceeds to the Company of $970,107.

         During the nine months ended October 31, 2001, the Company collected $85,000 of subscriptions receivable for shares outstanding on January 31, 2001 and $82,500 from the issuance of 330,000 shares pursuant to a Private Placement with accredited investors.


         OTHER ISSUANCES OF COMMON STOCK

         On April 16, 2001, the Company issued 41,067 shares for research and development services valued at $30,800.

         On October 22, 2001, the Company issued 140,933 shares for marketing services valued at $15,503.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2001 VS. OCTOBER 31, 2000

         The Company recorded a net loss of $415,073, on revenues of $29,232, for the three months ended October 31, 2001 as compared to a net loss of $2,087,207 on revenues of $186,057 for the comparable period ended October 31, 2000. This represents a loss per common share of $(.02) for the period ended October 31, 2001 as compared to a loss per common share of $(.11) for the three month period ended October 31, 2000.

         Research and development expenses were $149,507 in 2001 compared to $612,871 in 2000 and selling, general and administrative expenses decreased to $116,847 in 2001 from $1,548,921 for the comparable quarter in 2000.

         The decline in revenue represents the final phase of the Company's realignment of its product line, and revenue during the quarter ended October 31, 2001 consists only of Teravox IVR sales, as the Company continues to implement the introduction of its newest bundled suite of products. Management expects increased sales to commence in the second half of fiscal 2002 as the Company plans to commence delivery of the new DataCrate Soft Central Office
(SCO), a large scale intelligent call agent, and the new VoicePak, an integrated access device, all of which complement the current IP Telephony product suite consisting of the DataCrate Gateway and DataCrate Gateway SS7/C7.

NINE MONTHS ENDED OCTOBER 31, 2001 VS. OCTOBER 31, 2000

         The Company recorded a net loss of $2,328,581, on revenues of $42,482, for the nine months ended October 31, 2001 as compared to a net loss of $3,638,749 on revenues of $715,091 for the comparable period ended October 31, 2000. This represents a loss per common share of $(.11) for the period ended October 31, 2001 as compared to a loss per common share of $(.21) for the nine month period ended October 31, 2000.

         Research and development expenses were $622,879 in 2001 compared to $1,323,642 in 2000 and selling, general and administrative expenses decreased to $1,231,232 in 2001 from $2,733,168 for the comparable period in 2000.

         The decline in revenue represents the final phase of the Company's realignment of its product line, and revenue during the nine month period ended October 31, 2001 consists only of Teravox IVR sales, license fees and revenue from support agreements as the Company continues to support its existing products while it implements the introduction of its newest bundled suite of products. Management expects increased sales to commence in the second half of fiscal 2002 as the Company plans to commence delivery of the new DataCrate Soft Central Office (SCO), a large scale intelligent call agent, and the new VoicePak, an integrated access device, all of which complement the current IP Telephony product suite consisting of the DataCrate Gateway and DataCrate Gateway SS7/C7.

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

         PacketPort.com, Inc. currently has the following distinct product lines: DataCrate Gateway, DataCrate SS7/C7 Gateway, DataCrate S.C.O., VoicePak Integrated Access Device (IAD), and the VoicePak USB Phone.

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

VOICEPAK:  USB PHONE

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

         The following is a brief overview of each of the Gateway's component layers:

DATACRATE SUN MICROSYSTEMS SPARC ADVANTAGE

         SUN MICROSYSTEMS. Sun Microsystems' architecture delivers a robust industry standard data communication bus ideal for internet communications. SUN has the experience and the installed base for internet gateways and a suite of powerful RISC CPUs to support the demands of internet applications.

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

RESEARCH AND DEVELOPMENT

         Research and development is mandatory in the Voice Over Broadband industries to ensure competitiveness. The Company incurred research and development costs of approximately $622,879 and $1,323,642 for the nine months ended October 31, 2001 and 2000, respectively. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced products (communications hardware) and more efficient software products to operate them.

         Our business and product strategy calls for an open architecture design. This permits partners, developers and end-users to interface with existing UNIX hardware platforms and permits PacketPort.com to market software replacements and upgrades as new products are developed. This plan also assists in attracting best of class strategic partners that can assist us in advancing the technology of our products. The Company's R&D strategy is to have strong in-house design and engineering capability, but also to utilize state-of-the-art technology houses to develop leading edge technology. One example is the arrangement with Designer Labs for SS7 signaling solutions.

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

SUM MICROSYSTEMS

         Sun Microsystems' architecture delivers a robust industry standard data communications bus ideal for Internet communications. The telecommunications infrastructure, based on UNIX and Solaris, is an excellent operating system with a real-time kernel perfectly suited for Internet telephony. Sun Microsystems is a leader in UNIX servers. Unlike other computing platforms, UNIX and Sun are designed to work together. For these reasons, PacketPort selected Sun Microsystems' Solaris operating system and hardware to build its IP telephony products. PacketPort started as a Sun "Catalyst Partner" and later the Company became a Sun Authorized Reseller, allowing PacketPort to build and deploy complete systems based on the Sun platform. In June 2001 PacketPort became a member of the Sun "Developer Connection Program". As a benefit of this relationship, Sun Microsystems provides a number of marketing programs in which PacketPort can participate.

DESIGNER LABS

         Designer Labs is a telecommunications software company based in New Hampshire that specializes in intelligent network or Signaling System 7("SS7") solutions for switched circuit and IP-based services. SS7 is essentially a data network that runs parallel to the network of switches that carries voice traffic over the public switched telephony network. The SS7 network provides for a "signaling layer" that carries information about line and phone status conditions (busy, out of service, etc.) between switches in the network, thereby helping to make the network more efficient and intelligent. SS7 also uses specialized databases that contain call routing information, making it possible, for example, for a telephone switch to route a call to a secondary phone number if the primary number is unavailable. Designer Labs has partnered with us to develop SS7 signaling services that allow SS7 to be harnessed as a signaling mechanism for the transport of voice over IP networks. This allows our DataCrate Gateway to offer the same intelligent network services for IP Telephony network applications.

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

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2001 the Company had a working capital deficit of $2,058,578 as compared to a deficit of $67,866 at January 31, 2001. The Accountants Report for the fiscal year ended January 31, 2001 was qualified for whether the Company will continue as a going concern. Management's plans concerning these matters include raising funds through private placements of the Company's common stock and extending terms with certain vendors until such time anticipated sales and other cash flows from operations are attained. In the second half of fiscal 2002, the Company plans to deliver the new DataCrate Soft Central Office (SCO), a large scale intelligent call agent, and the new VoicePak, an integrated access device, all of which complement the current IP Telephony product suite consisting of the DataCrate Gateway and DataCrate Gateway SS7/C7, as such reducing the need for required research and development expenses in the near term.

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

         Our success depends upon effective planning and growth management. At October 31, 2001 we had a total of 13 employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

         NONE.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         NONE.

                              PACKETPORT.COM, INC.

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 11th day of December, 2001.


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

NAME                                  TITLE                    DATE
----                                  -----                    ----
/s/ RONALD A. DURANDO
---------------------------    Chairman, Chief Executive    December 11, 2001
Ronald A. Durando              Officer, President


/s/ GUSTAVE T. DOTOLI          Director, Chief Operating    December 11, 2001
---------------------------    Officer, Chief Financial
Gustave T. Dotoli              Officer