Form 10KSB
period 2002-01-31
PACKETPORT COM
filed 2002-05-15
CIK 833203

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

(MARK ONE)

         /X/      ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002


         / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                         COMMISSION FILE NUMBER 0-19705

                            _______________________


                              PACKETPORT.COM, INC.
                              --------------------
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

                          COMMON STOCK, $.003 PAR VALUE
                                (Title of Class)
                            _______________________

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                Yes /X/  No / /

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         State issuer's revenues for its most recent fiscal year. $371,792.

         As of April 18, 2002 the aggregate market value of the voting stock held by non-affiliates was approximately $624,375.

         Number of shares outstanding of the issuer's common stock, as of April 18, 2002 was 21,746,020.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BUSINESS

     PacketPort.com, Inc. (The "Company"), a Nevada Corporation, is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for IP Telephony solutions and services that are used for a wide range of telephony applications for the Internet, telecommunications and other data networking industries.

THE MARKET FOR IP TELEPHONY

         Deregulation and the Internet have revolutionized the 100-year old public telephone network worldwide. Up and coming next generation service providers are beginning to drive global territorial stakes in the telecom terrain. The dramatic rise in Internet use and accompanying growth in data traffic have led service providers to make major investments in high-capacity, packet-based networks to meet consumer demand. Building and maintaining these packet-based networks in parallel and traditional circuit-switched telephone networks is complex and expensive, driving the demand for a new public network that integrates both voice and data. Synergy Research Group projects that the market for voice infrastructure products to enable just two applications for the new public network, voice over Internet protocol and Internet offload will grow dramatically to $19 billion in 2003. IP Telephony has rapidly gained the potential to transform the $62 billion telecommunications market.

TECHNOLOGY OVERVIEW

         PacketPort.com provides IP Telephony solutions and services for a wide range of telephony applications for the Internet, telecommunications and other data networking industries, based on the flexible packet gateway architecture. PacketPort.com has launched a complete line of Voice-Over-Broadband products. These products extend the capabilities of DSL, cable, wireless, T1, E1 and SS7/C7, enabling a variety of bundled services, including multiple lines of Voice and Fax-over IP, in addition to high-speed Internet access. The Company's products have been developed using the best of class components from Sun Microsystems, NMS Communications and Oracle Corporation.

         Our hardware includes DataCrate-TM- product family and VoicePak-TM-product family. The DataCrate product family is based on a hardware platform utilizing Sun Microsystems, Inc. SPARC Solaris operating system and CPU in a PCI and cPCI back plane configuration. The VoicePak product family consists of a stand-alone network or IP connected Integrated Access Device (IAD) utilizing LINUX operating system with the capability of flash memory download and a USB Phone that is a simple handset-only telephone used to initiate calls on the Internet from the convenience of a personal computer. These products offer combined scalable flexible packet Voice over Broadband solutions for a variety of customer solutions.

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

         PacketPort.com, Inc. currently has the following distinct product lines: DataCrate Gateway, DataCrate SS7/C7 Gateway, DataCrate S.C.O., DataCrate Call Agent, VoicePak Integrated Access Device (IAD), and the VoicePak USB Phone.

DATACRATE GATEWAY

         PacketPort.com's DataCrate Gateway is a flexible IP switching gateway. The DataCrate Gateway supports Media Gateway, Signaling Gateway, and Media Gateway Controller functions. The Gateway offers smooth growth, open software architecture, multiple compression standards, easy management, and built-in billing support with robust, compact and reliable hardware. The DataCrate Gateway represents the fourth generation of telephony products based on evolving voice technology at PacketPort.com, Inc.

DATACRATE SS7

         PacketPort.com has been providing proven, carrier-class SS7 products for over four years when the Company announced its Soft SS7 Server, the DataCrate SS7, which is the signaling network that controls calls over long distance circuit-switched networks. The Soft SS7/C7 server takes call information from the IP network and converts it to ISUP/SS7 signaling to complete calls originating from DataCrate Gateways and VoicePak edge devices. The server handles the control and routing of all calls and it checks for and reports on network failures.

DATACRATE S.C.O., DYNAMIC SOFT CENTRAL OFFICE

         PacketPort.com's Dynamic Soft Central Office, DataCrate S.C.O., is a carrier class WEB based large-scale intelligent back office command center providing the necessary management tools of a broadband Telephony Network. DataCrate S.C.O. utilizes an Oracle Database for the configuration, management and monitoring of DataCrate Gateway(s) and VoicePak devices in an IP network. The S.C.O. is designed to handle High Definition Routing rules that can be utilized for carrier and calling card applications. Additionally, the S.C.O. provides Real-Time Billing for applications such as Prepaid Calling Cards. The DataCrate S.C.O. with the DataCrate SS7/C7 Server and Gateway eliminates the need for a Class IV switch. The introduction of the DataCrate 560 product allows PacketPort to deliver a complete engineered end-to-end IP solution.

DATACRATE CALL AGENT

         The Company's DataCrate Call Agent is an intelligent soft switch providing control of MGCP, Media Gateway Control Protocol, edge devices such as the VoicePak IAD and USB Phone. The DataCrate S.C.O. and Call Agent products are designed to provide many of the features of a Class V switch.


VOICEPAK:  INTEGRATED ACCESS DEVICE

         PacketPort.com's IAD, VoicePak, still under development, uses standard Media Gateway Control Protocol (MGCP) and is designed to work with the DataCrate Soft Central Office. The VoicePak IAD resides at a subscriber's premises, providing standard local telephone service via telephone ports and data services via standard Ethernet connection to the subscriber's internal local area network
(LAN). The VoicePak enables the subscriber's voice and fax traffic to be merged with the subscriber's data traffic onto a single copper pair DSL connection or any other type of broadband connection.

VOICEPAK:  USB PHONE

         PacketPort.com's VoicePak Phone is the newest member in the VoicePak family of IP edge devices. In conjunction with PacketPort.com's software, the VoicePak Phone becomes a cross-platform business VoIP solution. It is compatible with Microsoft Windows and Apple Macintosh operating systems and has a built-in microphone, speaker, USB interface, DSP, and volume control. As a consumer product, the VoicePak Phone works with no additional software, in conjunction with popular telephony programs, such as dial pad and Net2Phone. PacketPort.com plans development of two additional models of the USB Phone; one includes a keypad and the other includes a SMART card reader.

ARCHITECTURE

         PacketPort.com's products are designed as open system platforms with a full set of enabling technologies, pre-packaged programs and API tool set supporting IP to PSTN communication applications. The DataCrate and VoicePak product families are intended to provide a solid foundation, to International Carriers, ISPs, and Next Generation Telcos, for building IP telephony communication networks.

         DataCrate's architecture is focused on the mission critical applications with the same reliability of communication services that the public switched networks offer today. To achieve this reliability, DataCrate is based on telco and ISP proven system platforms, signaling and operating systems. These platforms include UNIX (Solaris) Operating Systems, Sun Microsystems Servers, and SS7 signaling control. All of these system components are found in many networks and have proven their performance with a high level of reliability.

         It is PacketPort.com, Inc.'s objective position that, if a new class of service provider is to generate new revenue streams by entering the growing competitive market of telecommunication services, the network infrastructure has to be equivalent or better than existing networks. The DataCrate product family takes advantage of the best of existing networks, has the price advantage of open systems, and leverages new communication software applications.

         The benefits of PacketPort.com's architecture are: 1) object oriented software design with messaging interfaces, 2) hardware modularity, and 3) application portability.

RESEARCH AND DEVELOPMENT

         Research and development is mandatory in the Voice Over Broadband industries to ensure competitiveness. The Company incurred research and development of $1,464,127 and $762,701 for the years ended January 31, 2001 and 2002, respectively. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced products (communications hardware) and more efficient software products to operate them.

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

         The Company's R&D strategy is to have strong in-house design and engineering capability, but also to utilize state-of-the-art technology houses to develop leading edge technology such as Designer Labs for SS7 signaling solutions.

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

         PacketPort.com DataCrate Soft Central Office (S.C.O.) has been designed using Oracle Database for its information management.

SUN MICROSYSTEMS

         Sun Microsystems' architecture delivers a robust industry standard data communications platform ideal for Internet communications. The telecommunications infrastructure, based on UNIX and Solaris, is an excellent Operating System with a real-time kernel perfectly suited for Internet Telephony. Sun Microsystems is a leader in UNIX servers. Unlike other computing platforms, UNIX and Sun are designed to work together. For these reasons, PacketPort.com selected Sun Microsystems' Solaris Operating System and hardware to build its IP telephony products. PacketPort.com started as a Sun "Catalyst Partner" and later the Company became a Sun Authorized Reseller, allowing PacketPort.com to build and deploy complete systems based on the Sun platform. In June 2001 PacketPort.com became a member of the Sun "Developer Connection Program". As a benefit of this relationship, Sun Microsystems provides a number of marketing programs in which PacketPort.com can participate.

DESIGNER LABS

         Designer Labs is a telecommunications software company based in New Hampshire that specializes in intelligent network or Signaling System 7(SS7) solutions for switched circuit and IP-based services. SS7 is essentially a data network that runs parallel to the network of switches that carries voice traffic over the public switched telephony network. The SS7 network provides for a "signaling layer" that carries information about line and phone status conditions (busy, out of service, etc.) between switches in the network, thereby helping to make the network more efficient and intelligent. SS7 also uses specialized databases that contain call routing information, making it possible, for example, for a telephone switch to route a call to a secondary phone number if the primary number is unavailable. Designer Labs has partnered with us to develop SS7 signaling services that allow SS7 to be harnessed as a signaling mechanism for the transport of voice over IP networks. This allows our DataCrate Gateway to offer the same intelligent network services for IP Telephony network applications. To its knowledge, PacketPort.com, Inc. was one of the first providers of VoIP equipment that has ISUP and TCAP gateways supporting both A and F links in commercial deployment.

MARKETING

         To date the Company has marketed its products via sales to independent distributors, end users and valued added resellers ("VAR"). In addition, the Company's marketing program consists of exhibiting at trade shows, speaking engagements, and demonstrations of our technology to companies who are key prospects for strategic relationships. The Company has developed the tagline "Enabling Bundled Services Over Broadband" which echoes our flexible packet architecture vision and the long-term capabilities of our product in addressing market needs.

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

         Although the Company's products have received recognition, the market for IP Telephony solutions has becomes more competitive, and differentiation is increasingly feature based, demand is rapidly rising for high port density and multi-feature systems which the Company's product lines address.

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

KEY CUSTOMERS

         Three of the Company's customers accounted for approximately 90% of revenues for the year ended January 31, 2002. Management believes that future sales will come from:

         1. Sales of the DataCrate-TM-Soft Central Office Solution to customers such as competitive local exchange carriers, next generation telecom companies, ISP's and prepaid calling card companies.

         2. VARs, Sis and OEMs who will develop or private label their own platforms using our technology, and in essence, will resell the Company's products to end users.

         3. Low cost scaleable small to high density Internet appliances for VoDSL and VoCable.

BACKLOG

         As of February 1, 2002 the Company had no backlog.

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

         For  the  VoicePak  IAD  device:  Audiocodes,   MediaTrix,  TollBridge,
Jetstream,   Clarent,   VocalTec  and  CopperCom   have   introduced   competing
hardware/software devices.

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

         The Company has obtained a registration for its DataCrate TM, VoicePak TM and TERAVOX-Registered Trademark- trademark from the U.S. Patent and Trademark Office and intends to seek source code copyright protection on its future operating systems and utilities.

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

EMPLOYEES

         The Company has two executive officers, three software developmental engineers, two sales and marketing personnel, one technical support personnel, one quality assurance engineer, one technical writer and one staff accountant for a total of eleven employees as of January 31, 2002. The Company anticipates hiring additional engineers, technical support and sales personnel commensurate with revenue growth and product enhancements.

ITEM 2. PROPERTIES

         The Company is located at 587 Connecticut Ave, Norwalk, CT and leases approximately 2,000 square feet for $7,500 on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

         In April 2000, the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

         In April 2002, the staff of the Securities and Exchange Commission advised the Company that it intends to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. and its officers and directors, alleging violations of Sections 17(a) and 5 of the Securities Act of 1933 ("Securities Act") and Sections 10(b), 13(a) and 13(b)(2)(A) of the Securities Act of 1934 ("Exchange Act") and Rules 10b-5, 13a-1, 13a11, 13a-13 and 13b2-1 thereunder. The staff also advised that it intends to recommend that the Commission file a civil injunctive action against an employee, alleging that he violated Section 14(a) of the Exchange Act and Rule 14a-9 thereunder.

         The Company, the officers, directors and the employee believe that these proposed charges are without foundation and intend to vigorously dispute the matter when, and if, charges are filed.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares are listed on the National Quotations Bureau "Bulletin Board" under the stock symbol "PKPT".

         The following table sets forth, for the periods indicated, the quarterly high and low representative bid quotations for the Company's Common Stock as reported by the National Quotations Bureau. Quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                              FISCAL YEAR ENDING JANUARY 31,
                              2001                    2002
                         HIGH        LOW          HIGH      LOW

1st quarter          $  10.5625   $  1.875      $   .55   $   .23
2nd quarter          $   4.2656   $  1.125      $   .40   $   .17
3rd quarter          $   2.50     $   .2031     $   .15   $   .06
4th quarter          $    .8750   $   .3750     $   .14   $   .05


SHAREHOLDERS

         As of April 18, 2002, there were 941 shareholders of record of the Common Stock of the Company. The Company estimates, based on prior shareholder mailings, that holdings in "street name" represent approximately 4,399 additional beneficial shareholders for a total of approximately 5,340 shareholders of the Company.

DIVIDENDS

         The Company has not declared any dividends since its inception and, due to its anticipated need for all revenue generated by the Company's operations to be used to operate the Company's business, has no intention of paying any cash dividends in the immediate future.

ISSUANCES OF THE COMPANY'S SECURITIES DURING FISCAL 2002

         The following is a description of transactions in which the Company issued its securities during the fiscal year ended January 31, 2002:

         (1) The Company issued 330,000 shares of its common stock in February 2001 to accredited investors in a private placement (initiated in January 2001)and a like amount of warrants to purchase shares of common stock each for $.25 per share for five years.

         (2) The Company issued 41,067 shares of its common stock in April 2001 for research and development services valued at $30,800, or $.75 per share.

         (3) The Company issued 140,933 shares of its common stock in October 2001 for marketing services valued at $15,503, or $.11 per share.

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

         (3) The Company issued 1,408,632 shares of its common stock to accredited investors in a private placement and a like amount of warrants to purchase one share of common stock each for $.75 per share for five years in September 2000. The Company also issued 264,178 warrants to consultants that assisted with these placements.

         (4) The Company issued 40,000 shares of stock to a marketing consultant for services performed and to be performed through fiscal year 2002.

         (5) The Company issued 670,000 shares of its common stock in January 2001 to accredited investors in a private placement and a like amount of warrants to purchase one share of common stock each for $.25 per share for five years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of the Company's management.

RESULTS OF OPERATIONS

         Twelve months ended January 31, 2002 vs. January 31, 2001:

NET LOSS

         The Company reported a net loss of $3,125,328 for fiscal 2002 as compared to a net loss of $4,944,365 for the prior fiscal year. This represents a loss per share of $(.15) for the fiscal year ended January 31, 2002 compared to a loss per share of $(.28) for the fiscal year ended January 31, 2001.

          This $1,819,037 decrease in the total net loss reported by the Company was primarily due to the following factors:

         Selling, general and administrative expenses decreased by $1,896,061 in fiscal 2002 compared to fiscal 2001 due to curtailments in marketing and investor relations programs, reduced executive and other consulting fees, reduced legal and professional expenses and reduced stock-based compensation.

         Research and development expenses decreased by $701,426 in the current year due to the transfer of programs conducted by outside entities, primarily Georgia Tech Research Institute, to in-house engineering departments.

         Factors that offset the decrease in net loss for fiscal 2002, as compared to fiscal 2001 included the following:

         Revenues decreased $623,234 due to the loss of licensing fees on software products and a drop in sales of hardware products. This is more fully discussed under the section below entitled "Revenues."

         Gross margin decreased $704,168 as a result of the sales decline and increased software amortization expense. This is more fully discussed under the section below entitled "Cost of Goods Sold".

REVENUES

         For the year ended January 31, 2002, revenues decreased $623,234 from the year ended January 31, 2001, from $995,026 to $371,792, a decrease of 63%. Management expects increased sales to commence in the first half of fiscal 2003 as the Company plans to commence delivery of the new DataCrate Soft Central Office (SCO), a large scale intelligent back office management package, and the new VoicePak Phone, which complement the current IP Telephony product suite consisting of the DataCrate Gateway and DataCrate Gateway SS7/C7.

COST OF GOODS SOLD

         Cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization were $876,468 and 795,534 for the years ended January 31, 2002 and 2001, respectively. This constituted approximately 236% and 80% of revenues for the years ended January 31, 2002 and 2001, respectively. The Company believes the return to positive margins is vital to the Company's future success. Excluding software amortization, cost of goods sold for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $673,722 and $697,710, or 181% and 70% of revenues, for the years ended January 31, 2002 and 2001 respectively.

         The cost of goods sold varies with each product line, with software having less material cost than hardware. The primary costs incurred by the Company are for materials and equipment relating to its hardware products as well as assembly labor and support provided by manufacturing personnel.

         Management attributes the increase in cost of goods sold for fiscal year 2002 as compared to fiscal year 2001 ,as a percentage of revenues, to the following:

         (1) The effect of increased software amortization on a smaller amount of sales.

         (2) Direct product costs were higher in 2002 relative to 2001 due to less software sales in 2002, which have higher margins.

         (3) The effect of increased manufacturing department overhead expense on a smaller amount of sales resulting in idle capacity utilization.

         Software amortization costs for the years ended January 31, 2002 and 2001, were $202,746 and $97,824 respectively. These amounts were 55% and 10% of revenues for the years ended January 31, 2002 and 2001, respectively, and are included in the Cost of Goods Sold total percentage of 236% and 80% for the above periods being presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the fiscal years ended January 31, 2002 and 2001 were $1,543,252 and $3,439,313 respectively. This constituted approximately 415% and 346% of revenues for the fiscal years ended January 31, 2002 and 2001, respectively. The decrease in expenses is attributable to the planned cutbacks in marketing and investor relations programs, reductions in consulting and legal and professional services and reduced stock-based compensation.

CRITICAL ACCOUNTING POLICIES

         RESEARCH, DEVELOPMENT AND CAPITALIZATION OF SOFTWARE

         The Company incurred research, development and capitalized software and licencing costs of $1,030,995 and $1,953,893 for the fiscal years ended January 31, 2002 and 2001 respectively.

         It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product and licences purchased from third parties. For the fiscal year ended January 31, 2002 and 2001 the amounts capitalized were $268,294 and $489,766, respectively. These amounts consist of internal salaries, outside consulting services, equipment and fixed overhead costs. During the year the Company expensed an additional $234,824 in software impairment loss. The decrease in research and development expenses for 2002 was due to the completion of our new product designs and the transfer of programs conducted by outside entities, primarily Georgia Tech Research Institute, to in-house engineering departments during the first half of the fiscal year.

         INCOME TAXES

         The Company has adopted Financial Accounting Standards Board Statement No.109, "Accounting for Income Taxes," which requires an asset and liability approach to accounting for income taxes. Deferred income taxes are recorded for temporary differences between taxable income and pretax financial income and the tax bases of assets or liabilities and their reported amounts in the financial statements. Because of the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have not been recorded in the accompanying consolidated financial statements.


RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002. Adoption of SFAS No. 141 will have no effect on the Company's results of operations or financial position. Management does not expect that adoption of SFAS No. 142 will have a material effect on the Company's results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2002 the Company had a working capital deficit of $693,521 as compared to a working capital deficit of $67,866 at January 31, 2001. At January 31, 2002 the Company had cash and cash equivalents of approximately $3,038. Cash used in operating activities of approximately $350,000 for the year ended January 31, 2002 primarily consisted of the net loss, offset by non-cash charges for depreciation and common stock issued for services, increases in accrued expenses of approximately $500,000 and the extension of credit of approximately $1,165,000 from Microphase Corporation. The Company also invested approximately $268,000 in software and licenses. The Company raised approximately $167,500 through the issuance of the Company's common stock.

         The Company incurred an operating loss of $3,125,328 for the year ended January 31, 2002. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of products, and (3) successfully implement its plans to market the products through co-venturers and commissioned sales representatives.

         We do expect that, in connection with the anticipated growth of the Company's products, we will be able to generate some increase in revenue and raise additional funds through the public or private offering of our common stock or otherwise obtain financing. However, there can be no assurance that the Company's efforts to attain profitability will be successful, that the Company will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the company to realize its plans.



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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

         Our success depends upon effective planning and growth management. Excluding part-time employees, at January 31, 2002 we had a total of eleven employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no changes in, or disagreements with, the Company's certified public accountants during the fiscal years ended January 31, 2001 and 2002.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         DIRECTORS AND OFFICERS. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions and offices with the Company presently held by them.

CURRENT DIRECTORS

         1. MR. RONALD A. DURANDO, Age 45. Mr. Durando is a co-founder of mPhase, a small public technology company, and has served as its President and Chief Executive Officer since its inception in October 1996. Prior to joining mPhase Technologies, Inc., Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. In addition, Mr. Durando is concurrently employed as an officer of Microphase Corporation, a leading developer of telecommunications technology. He is also Chairman of the Board of Janifast Ltd., a U.S. Holding Corp. for operational and manufacturing companies in Hong Kong and China. On November 26, 1999 Mr. Durando became the Company's Chairman, Chief Executive Officer and President. He is the 100% owner of PacketPort, Inc.

         2. MR. GUSTAVE T. DOTOLI, Age 67. Gustave T. Dotoli has served as the Chief Operating Officer of mPhase since October 1996. In addition, Mr. Dotoli is of concurrently employed as officer of Microphase Corporation. He is formerly the President and Chief Executive Officer of the following corporations: Imperial Electro-Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc. and Met Pack, Inc. Mr. Dotoli received a B.S. degree in Industrial Engineering from Fairleigh Dickinson University in 1959. On November 26, 1999 he was elected to the Board of Directors and became the Company's Vice President, and Chief Operating Officer.

OTHER OFFICERS AND PRIOR DIRECTORS

         MR. JAMES LINLEY, Age 49. Presently a Technical Engineer for the Company. Prior to November 26, 1999 Mr. Linley was Vice President of Engineering, since March of 1991.

         MR. CHARLES A. CASTELLI, Age 59. Presently engaged as an engineer for the Company. Prior to November 26, 1999 Mr. Castelli was the Chairman of the Board of Directors and the Chief Technology Officer and served in those capacities since June of 1990.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation for the years ended January 31, 2002, 2001 and 2000 paid to the Company's Chief Executive Officer and the other named executive officers whose compensation is required to be disclosed pursuant to Item 402(a)(2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended:

                                                    ANNUAL
                                                 COMPENSATION (1)                                      AWARDS
NAME AND UNDERLYING              FISCAL      SALARY           BONUS         OTHER ANNUAL               SHARES
PRINCIPAL POSITION                YEAR         ($)             ($)          COMPENSATION ($)          OPTIONS
Ronald Durando                    2002             -            -            $ 100,000
Chairman, Chief                   2001             -            -              530,000(2)(3)           550,000
  Executive Officer,              2000             -            -                    -                        -
  President

Gustave Dotoli                    2002             -            -                    -                        -
  Director, Chief                 2001             -            -            $  30,000 (3)              450,000
  Operating Officer               2000             -            -                    -                        -

Lee W. Hill                       2002             -            -                    -                        -
  Formerly, President             2001             -            -            $  25,000 (2)                    -
  and Chief Executive             2000      $ 77,710            -            $  25,000 (2)                    -
  Officer

Charles Castelli                  2002      $ 76,563            -                    -                        -
  Formerly, Chairman,             2001      $ 84,000            -                    -                        -
  Chief Technology                2000      $106,750            -                    -                        -
  Officer

Thomas V. Cerabona                2002             -            -                    -                        -
  Formerly Vice                   2001             -            -            $  24,000 (2)                    -
  President of                    2000      $ 65,104            -               40,000 (2)                    -
  Operations


(1)      Columns entitled "Restricted Stock Award(s)",  "LTIP Payouts", and "All Other Compensation" have been excluded because they are not applicable to any fiscal year covered by this table.

(2)      Consulting fees paid subsequent to November 26, 1999.

(3)      Includes $30,000 annual directors stipend.


         None of the officers  received  options  during  fiscal 2000 and fiscal
2002.

         In fiscal 2000, Directors Zwiren and Carvalho received 28,402 shares of common stock each, valued at $18,750 for past and current directors fees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The  following   table  sets  forth,  as  of  April  18,  2002  certain
information regarding the beneficial ownership of shares of our common stock:

         -        by each director;

         - by each person who is known by us to beneficially own 5% or more of the outstanding shares of common stock;

         - by each of our executive officers named in the summary compensation table; and

         -        by all of our executive officers and directors as a group.

                                                   COMMON STOCK,
                                                      OPTIONS
                                                     AMOUNT AND       PERCENTAGE
                                                      NATURE OF        OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER (1)        BENEFICIAL OWNERSHIP   STOCK(2)

Ronald A. Durando (3) (4)                             6,620,000          27.8%
Gustave Dotoli (5)                                    1,150,000           5.2
                                                      ---------          -----

All executive officers and directors as
a group (2 people)                                    7,770,000          33.0%
                                                      =========          ====

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Ave., Norwalk, CT 06854

(2) Unless otherwise indicated, Packetport.com, Inc. believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 21,746,020 shares outstanding on April 18, 2002, with respect to each such person holding options or warrants to purchase shares that are exercisable within 60 days after April 18, 2002, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants or options: Ronald A. Durando - 550,000 options and 1,500,000 warrants; Gustave Dotoli - 450,000 options.

(3)      Includes 4,500,000 shares held by Packetport, Inc.

(4)      Includes warrants to purchase 1,500,000 shares held by PacketPort, Inc.

(5) Does not include 600,000 shares held by family members which Mr. Dotoli renounces beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company's management is associated by employment at and/or ownership of a related group of companies, including Microphase Corporation, mPhase Technologies, Inc. and Janifast Holdings, Ltd. As a result of such associations, the Company's management in the future may have conflicting interests with these companies. Mr. Durando is and Mr. Dotoli is not a director of Janifast Holdings, Ltd. Mr. Durando and Mr. Dotoli are both directors and executive officers of mPhase Technologies, Inc. Mr. Durando and Mr. Dotoli are not directors of Microphase Corporation. Transactions between these companies are subject to each companies' conflict of interest policies.

         Ronald A. Durando and Gustave T. Dotoli, the Company's President and Vice President, respectively, are officers and Ronald Durando is a shareholder of Microphase Corp., a privately held Connecticut corporation. The Company leases approximately 2,000 square feet from Microphase Corporation, for $7,500 per month on a month to month basis.

         Janifast Holdings, Ltd. is a privately held Delaware corporation, of which Ronald A. Durando and Gustave T. Dotoli are controlling shareholders with an aggregate ownership interest of approximately 45%.During the year ended January 31, 2002, the Company purchased inventory components worth $13,078 for Janifast. The inventory components are to be used by Janifast Limited in their manufacture of the Company's VoicePak Phone during fiscal 2003.

         The Company's president is the 100% owner of PacketPort, Inc. The Company's president earned executive consulting fees of $500,000 and directors fees of $30,000 for the fiscal year ended January 31, 2001 and $100,000 in executive consulting fees for the fiscal year ended January 31, 2002. The Company's vice president received no compensation for the fiscal year ended January 31, 2002, and directors fees of $30,000 for the fiscal year ended January 31, 2001.

         The Company owed the Company president $142,500 and $242,500 at January 31, 2001 and 2002, respectively. These amounts, which are included in notes payable-stockholder, consist of $42,500 in cash advances from the Company president in January 2001 and $100,000 in unpaid executive consulting fees for each of the fiscal years ended January 31, 2001 and 2002. During the fiscal year ended January 31, 2002 the president charged the Company interest at a rate of prime plus 3% and effective January 31, 2002 the Company and the president agreed to combine the amounts into a note payable with terms as follows: The note is subject to interest at prime plus 3%. Principal of $100,000, plus accrued interest, is payable on January 31, 2003. The balance, plus accrued interest, is payable on January 31, 2004. The Company also owed the Company vice president $5,000 for a January 2002 cash advance, which was repaid in February 2002.

         The Company owed Microphase Corporation $107,847 and $1,272,799 at January 31, 2001 and 2002, respectively, as a result of cash advances, unpaid rent, and payments made by Microphase Corporation on behalf of the Company. During the year ended January 31, 2002, Microphase charged the Company interest at a rate of prime plus 3% and effective January 31, 2002 the Company and Mcrophase agreed to combine the amounts into a note payable with terms as follows: Principal of $300,000, plus accrued interest, is payable on January 31, 2003; $400,000, plus accrued interest, in payable on January 31, 2004; the balance, plus accrued interest, is due on January 31, 2005. The note is subject to interest at prime plus 3%.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A)(1) FINANCIAL STATEMENTS.

         The following financial statements are included in Part II, Item 7:



Index to Financial Statements and Schedules.............................F-1

Report of Independent Certified Public Accountants......................F-2

Balance Sheets-January 31, 2001 and 2002................................F-3

Statements of Operations-Two years ended January 31, 2001
  and 2002..............................................................F-4

Statements of Changes in Stockholders' Equity (Deficit)-Two years ended January 31, 2001 and 2002.......................................F-5

Statements of Cash Flows-Two years ended January 31, 2001
  and 2002..............................................................F-6

Notes to Financial Statements...........................................F-7


         (B) REPORTS ON FORM 8-K

                  NONE

         (C) EXHIBITS

                  See Exhibit Index (a) 1 - Page 23.

                              PACKETPORT.COM, INC.
                              FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED JANUARY 31, 2002

                                      INDEX

                                                                       PAGE

Index to Financial Statements and Schedules.............................F-1

Report of Independent Certified Public Accountants......................F-2

Balance Sheets-January 31, 2001 and 2002................................F-3

Statements of Operations-Two years ended January 31, 2001
  and 2002..............................................................F-4

Statements of Changes in Stockholders' Equity (Deficit)-Two years ended January 31, 2001 and 2002.......................................F-5

Statements of Cash Flows-Two years ended January 31, 2001
  and 2002..............................................................F-6

Notes to Financial Statements...........................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders
PacketPort.com, Inc.
Norwalk, Connecticut



         We have audited the accompanying balance sheets of PacketPort.com, Inc. as of January 31, 2001 and 2002 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacketPort.com, Inc. as of January 31, 2001 and 2002 and the results of operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $3,125,328 during the year ended January 31, 2002, and the existing cash is insufficient to fund the Company's cash flow needs for the next year. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ RADIN, GLASS & CO., LLP
                                        Certified Public Accountants

New York, New York
March 22, 2002


                                     PACKETPORT.COM, INC.
                                        BALANCE SHEETS

                                            ASSETS
                                                                       JANUARY 31,
                                                                 2001               2002
                                                             ------------       ------------
Current Assets:
  Cash and Cash Equivalents                                  $    484,025       $      3,038
  Stock Subscription Receivable                                    85,000               --
  Accounts Receivable                                              17,451            262,991
  Inventory                                                       669,547            461,973
  Note receivable                                                 150,000               --
  Prepaid Expenses and Other Current Assets                        99,524             31,460
                                                             ------------       ------------
    Total Current Assets                                        1,505,547            759,462
                                                             ------------       ------------
Machinery & equipment:
  Machinery & Equipment, at cost                                  958,016            543,037
  Less: Accumulated Depreciation                                 (485,905)          (303,003)
                                                             ------------       ------------
  Machinery & Equipment, net                                      472,111            240,034
                                                             ------------       ------------
Other Assets:
  Software-Net                                                    510,415            341,139
  Licences-Net                                                    157,500            122,500
                                                             ------------       ------------
    Total Other Assets                                            667,915            463,639
                                                             ------------       ------------
    Total Assets                                             $  2,645,573       $  1,463,135
                                                             ============       ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                           $    722,605       $    634,680
  Taxes Payable                                                     1,000              1,000
  Deferred Revenue                                                 23,550             20,516
  Accrued Expenses                                                575,911            391,787
  Current Portion Notes Payable-Stockholders'                     142,500            105,000
  Current Portion Note Payable - Microphase Corporation           107,847            300,000
                                                             ------------       ------------
    Total Current Liabilities                                   1,573,413          1,452,983
                                                             ------------       ------------
Other Liabilities:
  Notes Payable - Stockholders', net of current portion              --              142,500
  Note Payable - Microphase, net of current portion                  --              972,799
  Other Liabilities - consultant                                     --              687,414
                                                             ------------       ------------
    Total Other Liabilities                                          --            1,802,713
                                                             ------------       ------------
    Total Liabilities                                           1,573,413          3,255,696
                                                             ------------       ------------
Stockholders' equity (deficit):
  Common Stock, $.003 Par Value, 24,900,000
    shares authorized, 20,334,020 and 20,846,020
    shares issued and outstanding in 2001
    and 2002, respectively                                         61,002             62,538
  Preferred Stock, $.001 Par Value 1,000,000 shares
    authorized, none issued and outstanding                          --                 --
Capital in Excess of Par Value                                 22,023,874         22,096,080
Deferred Compensation                                            (343,428)          (156,563)
Accumulated Deficit                                           (20,669,288)       (23,794,616)
                                                             ------------       ------------
    Total Stockholders' Equity (Deficit)                        1,072,160         (1,792,561)
                                                             ------------       ------------
    Total Liabilities and Stockholders'
      Equity (Deficit)                                       $  2,645,573       $  1,463,135
                                                             ============       ============

The accompanying notes are an integral part of these financial statements.

                                             F-3

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS


                                                        FOR THE YEAR ENDED
                                                            JANUARY 31,
                                                       2001             2002
                                                   ------------    ------------

Revenues                                           $    995,026    $    371,792
                                                   ------------    ------------

Cost of Goods Sold:
  Product                                               697,710         673,722
  Software Amortization                                  97,824         202,746
                                                   ------------    ------------

      Total Cost of Goods Sold                          795,534         876,468
                                                   ------------    ------------

Gross Margin On Sales                                   199,492        (504,676)
                                                   ------------    ------------

Selling, General and Administrative Expenses          3,439,313       1,543,252
Research and Development                              1,464,127         762,701
Provision for Doubtful Accounts                         258,021           1,504
                                                   ------------    ------------

                                                      5,161,461       2,307,457
                                                   ------------    ------------

Operating Loss                                       (4,961,969)     (2,812,133)
                                                   ------------    ------------

Other Income (Expense):
  Impairment of Software                                   --          (234,824)
  Interest Income                                        21,737           3,472
  Interest Expense                                       (3,133)        (80,843)
                                                   ------------    ------------

                                                         18,604        (312,195)
                                                   ------------    ------------

Loss Before Income Taxes                             (4,943,365)     (3,124,328)
Income Taxes                                             (1,000)         (1,000)
                                                   ------------    ------------

Net Loss                                           $ (4,944,365)   $ (3,125,328)
                                                   ============    ============

Loss Per Share:

  Net loss per share                               $       (.28)   $       (.15)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        17,621,876      20,685,121
                                                   ============    ============








The accompanying notes are an integral part of these financial statements.



                                                        PACKETPORT.COM, INC.
                                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                              FROM FEBRUARY 1, 2000 TO JANUARY 31, 2002



                                         COMMON STOCK        CAPITAL IN
                                  ------------------------    EXCESS OF       STOCK      COMPENSATION   ACCUMULATED
                                     SHARES        AMOUNT     PAR VALUE    SUBSCRIPTION    DEFERRED       DEFICIT         TOTALS
                                  ------------   ---------   ------------  ------------   ----------    ------------   ------------
Balances, February 1, 2000          15,458,372   $  46,375   $ 17,794,310   $ (266,929)   $     --      $(15,724,923)  $  1,848,833
                                  ------------   ---------   ------------   ----------    ----------    ------------   ------------

Stock subscription collected              --          --             --        266,929          --              --          266,929
Issuance of common stock pursuant
  to exercise of warrants and
  options                               50,017         150         37,350         --            --              --           37,500
Issuance of common stock, net of
  expenses                           4,785,631      14,357      3,026,849         --            --              --        3,041,206
Issuance of common stock for
  services                              40,000         120         29,880         --            --              --           30,000
Issuance of options and warrants
  for services                            --          --        1,135,485         --        (343,428)           --          792,057
Net Loss                                  --          --             --           --            --        (4,944,365)    (4,944,365)
                                  ------------   ---------   ------------   ----------    ----------    ------------   ------------

Balances, January 31, 2001          20,334,020      61,002     22,023,874         --        (343,428)    (20,669,288)     1,072,160

Issuance of common stock, net
  of expenses                          330,000         990         81,510         --            --              --           82,500
Issuance of common stock for
  services                             182,000         546         45,757         --            --              --           46,303
Cancellation of options for
  terminations                            --          --          (55,061)        --          55,061            --             --
Amortization of deferred
  employee stock option
  compensation                            --          --             --           --         131,804            --          131,804
Net Loss                                  --          --             --           --            --        (3,125,328)    (3,125,328)
                                  ------------   ---------   ------------   ----------    ----------    ------------   ------------

Balances, January 31, 2002          20,846,020   $  62,538   $ 22,096,080   $     --      $ (156,563)   $(23,794,616)  $ (1,792,561)
                                  ============   =========   ============   ==========    ==========    ============   ============















The accompanying notes are an integral part of these financial statements.

                                                                 F-5

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                         FOR THE YEAR ENDED
                                                              JANUARY 31,
                                                         2001          2002
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                             $(4,944,365)   $(3,125,328)
Add: Adjustments to Reconcile Net Loss to
  Net Cash Used in Operating Activities:
  Depreciation & Amortization                            257,949        453,401
  Common stock and Warrants issued for services          822,059         46,303
  Amortization of deferred compensation                     --          131,804
  Book value of assets disposed                           12,393         46,687
  Impairment of capitalized software                        --          234,824
  (Gain) loss on settlement of debt
    (accounts payable)                                  (175,404)          --
  Reserve for bad debt                                   258,021          1,504

CHANGES IN ASSETS AND LIABILITIES:
  (Increase) Decrease in Accounts Receivable            (118,840)      (247,044)
  (Increase) Decrease in Inventory                      (513,571)       207,574
  (Increase) Decrease in Prepaid Expenses
    and other current assets                              62,967         68,064
  (Increase) Decrease in Note Receivable                (150,000)       150,000
  Increase (Decrease) in Accounts Payable                292,471        (87,925)
  Increase (Decrease) in Customer Deposits                (2,780)        (3,034)
  Increase (Decrease) in Accrued Expenses                385,844        503,290
  Increase (Decrease) in Notes Payable-
    Microphase Corporation                               107,487      1,164,952
  Increase (Decrease) in Note Payable -
    Stockholders                                         142,500        105,000
                                                     -----------    -----------

    Net Cash Used in Operating Activities             (3,563,269)      (349,928)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid to Purchase Equipment                       (384,426)       (30,265)
  Investment in Software and Licenses                   (489,766)      (268,294)
                                                     -----------    -----------

    Net Cash Used in Investing Activities               (874,192)      (298,559)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from Sale of Common Stock               3,468,635        167,500
                                                     -----------    -----------

    Net Cash Provided by Financing Activities          3,468,635        167,500
                                                     -----------    -----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                           (968,826)      (480,987)

Cash and Cash Equivalents at Beginning of Year         1,452,851        484,025
                                                     -----------    -----------

Cash and Cash Equivalents at End of Year             $   484,025    $     3,038
                                                     ===========    ===========




The accompanying notes are an integral part of these financial statements.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                 JANUARY 31,2002


NOTE 1-BASIS OF PRESENTATION

         As shown in the accompanying financial statements, the Company incurred a net loss of $3,125,328 during the year ended January 31, 2002. In addition, cash available at January 31, 2002 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern. The Company is working on raising more capital through the public or private offering of its common stock or otherwise obtain financing, setting up strategic partners to reduce future development costs and the expansion of revenue earnings for customers utilizing its existing products. The ability of the Company to continue as a going concern is dependent upon the success of the capital offerings or alternative financing arrangements. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

NOTE 2-BUSINESS DESCRIPTION

         PacketPort.com, Inc., (the "Company") is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for I.P. Telephony solutions and services that are used for a wide range of telephony applications for the Internet, telecommunication and other data networking industries.

NOTE 3-MAJOR CUSTOMERS AND LINE OF BUSINESS

         The Company adopted Statement of Financial Accounting Standard (SFAS) No. 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.

         Under SFAS 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. Information about the Company's product sales and major customers are as follows:

                                                          JANUARY 31,
                                                     ---------------------
PRODUCT SALES                                          2001         2002
                                                     --------     --------

Hardware                                             $482,363     $353,758
Software                                              488,565        6,937
Maintenance and Other                                  24,098       11,097
                                                     --------     --------

                                                     $995,026     $371,792
                                                     ========     ========

         One of the Company's customers accounted for approximately 79%, or $295,910 of revenues for the year ended January 31, 2002. Three of the Company's customers accounted for approximately 36%, 35% and 11.5% respectively, or $354,621, $344,020 and $112,297 of revenues for the year ended January 31, 2001.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                 JANUARY 31,2002


NOTE 4-SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

         The Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents includes $103,770 on January 31, 2001 in one escrow account held by an attorney of the Company in connection with the private placement offering as described in Note 4.

SUPPLEMENTAL CASH FLOWS DISCLOSURES

         Cash flows from operating activities for the year ended January 31, 2001 reflects interest paid of $3,133, interest earned of $21,737 and taxes paid of $550 and for the year ended January 31, 2002 reflects interest paid of $1,190, interest earned of $3,472 and taxes paid of $1,000.

RESEARCH AND DEVELOPMENT

         Research and development costs are charged to operations as incurred in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 2, "Accounting for Research and Development Costs."

ACCOUNTS RECEIVABLE

         The Company believes all receivables are collectible unless information to the contrary is obtained. In the event such information is received, the Company establishes an allowance for uncollectible portions. At January 31, 2001 and 2002 the allowance was $258,036 and $259,525, respectively.

INVENTORY

         Inventory is valued at the lower of cost or market value, using the first-in, first-out (FIFO) method, and consists of:

                                                       YEAR ENDING JANUARY 31,
                                                       -----------------------
                                                         2001            2002
                                                       -------         -------

Raw Materials                                        $   6,937       $   2,485
Work in Process                                        578,068               -
Finished Goods                                         210,481         504,886
Less: Allowance Account                               (125,939)        (45,398)
                                                       -------         -------

                                                     $ 669,547       $ 461,973
                                                       =======         =======

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                 JANUARY 31,2002

NOTE 4-SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


MACHINERY AND EQUIPMENT AND CAPITAL LEASES

         Machinery and equipment are stated at cost. Property and equipment are comprised predominantly of computer equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are provided for utilizing the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the years ended January 31, 2001 and 2002 was $142,625 and $215,655, respectively.

REVENUE RECOGNITION

HARDWARE

         Revenues are recorded when products are shipped.

SOFTWARE

         The Company sells its software license via CD and through its web-site. Revenue is recorded when the CD is shipped, when the software is available on its web-site and when the unlocking code is given to the customers. Revenue on support contracts is recognized over the term of the contracts, which generally is one year.

CAPITALIZED SOFTWARE COSTS

         Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to the establishment of technological feasibility to produce the finished product are generally capitalized. The Company has capitalized software costs included in Other Assets in the Balance Sheet. Amounts capitalized were $314,766 and $268,294 for the years ended January 31, 2001 and 2002, respectively. Amortization of prior years capitalized software costs are included in the Cost of Goods Sold section of the Statement of Operations and amounted to $97,824 and $202,746 for the years ended January 31, 2001 and 2002, respectively. The capitalization of such costs and the related amortization is in accordance with SFAS No.86.

         During fiscal year ended January 31, 2002, the Company expensed an additional $234,824 of capitalized software costs relating to products that were no longer sold by the Company. The expense is included in other income (expense) as impairment of software.

LICENSES

         In June 2000, the Company purchased certain non-exclusive software licenses from an unrelated entity for $175,000. The licenses are amortized over five years. Total amortization expense amounted to $17,500 and $35,000 for the years ended January 31, 2001 and January 31, 2002, respectively.

ADVERTISING COSTS

         Advertising costs are expensed as incurred except for direct response advertising, the costs of which are deferred and amortized over the period the related sales are recorded. There was no amortization for direct response advertising costs and the Company incurred no advertising costs and deferred no advertising expenses for the years ended January 31, 2001 and 2002.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                 JANUARY 31,2002

NOTE 4-SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ACCOUNTING FOR LONG-LIVED ASSETS

         The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. For the year ended January 31, 2002, the Company believes that there has been no impairment of its long-lived assets, other than the write-down of capitalized software as recorded.

INCOME TAXES

         The Company has adopted Financial Accounting Standards Board Statement No.109, "Accounting for Income Taxes," which requires an asset and liability approach to accounting for income taxes. Deferred income taxes are recorded for temporary differences between taxable income and pretax financial income and the tax bases of assets or liabilities and their reported amounts in the financial statements. Because of the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have not been recorded in the accompanying consolidated financial statements.

LOSS PER SHARE

         The Company has adopted SFAS No.128, "Earnings per Share." Earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The earnings per common share computation, assuming dilution, gives effect to all dilutive potential common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company. Common equivalent shares have been excluded from the computation of diluted earnings per share since their effect is antidilutive.

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

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                 JANUARY 31,2002


NOTE 4-SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT  ACCOUNTING   PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002. Adoption of SFAS No. 141 will have no effect on the Company's results of operations or financial position. Management does not expect that adoption of SFAS No. 142 will have a material effect on the Company's results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.



NOTE 5-STOCKHOLDERS' EQUITY


         The following is a description of transactions in which the Company issued its securities during the fiscal year ended January 31, 2001:

1)The Company issued 50,017 shares pursuant to the exercise of options and warrants for $37,500 during fiscal 2001. These include the exercise of 48,761 warrants on a cashless basis for 33,350 shares and 16,667 options for a like amount of common stock for $37,500.

(2)The Company issued 2,706,999 shares of its common stock to accredited investors in a private placement and a like amount of warrants to purchase one share of common stock each for $.75 per share for five years in June and July, 2000, generating gross proceeds of $2,030,248, which net of offering costs of $126,512, generated net proceeds of $1,903,736 to the Company.

(3)The Company issued 1,408,632 shares of its common stock to accredited investors in a private placement and a like amount of warrants to purchase one share of common stock each for $.75 per share for five years in September 2000, generating gross proceeds of $1,056,575, which net of offering costs of $86,606, generated net proceeds of $969,969 to the Company. The Company also issued 264,178 warrants to consultants that assisted with these placements.

(4)The Company issued 40,000 shares of stock to a marketing consultant for services performed and to be performed through fiscal year 2002. These shares were valued at $30,000, or $.75 per share, based upon the market value on the date of issuance.

(5)The Company issued 670,000 shares of its common stock in January 2001 to accredited investors in a private placement and a like amount of warrants to purchase one share of common stock each for $.25 per share for five years. $85,000 of the proceeds of the shares issued in January, 2001 were collected in February and March of 2001.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                 JANUARY 31,2002

NOTE 5-STOCKHOLDERS' EQUITY (Continued)

The following is a description of transactions in which the Company issued its securities during the fiscal year ended January 31, 2002:

(1)The Company issued 330,000 shares of its common stock in February 2001 to accredited investors in a private placement, initiated in January 2001, and a like amount of warrants to purchase one share of common stock each for $.25 per share for five years.

(2)The Company issued 41,067 shares of its common stock in April 2001 for research and development services valued at $30,800, or $.75 per share.

(3)The Company issued 140,933 shares of its common stock in October 2001 for marketing services valued at $15,503 or $.11 per share.



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

         The fair value of options granted in 2001 and 2002 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 163% in 2001 and 113% in 2002, risk-free interest rate of 6.0% in 2001 and 4.5% in 2002 and expected option life of 3 years.

         The per share weighted average fair value of stock options granted during 2001 was $1.18. The Company granted a total 90,000 options to two employees with a weighted average exercise price of $.46 during 2002. The exercise price equals the market price of the Company's common stock at the grant date.

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

YEAR ENDING, JANUARY 31,                             2001               2002
Net Loss:
  As Reported                                   $(4,944,365)        $(3,125,328)
  Pro forma                                     $(6,252,015)        $(3,220,544)
  Pro forma loss per share                      $      (.35)        $      (.16)

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                 JANUARY 31,2002

NOTE 5-STOCKHOLDERS' EQUITY - (Continued)

         For the years ended January 31, 2001 and 2002, the Company recorded non-cash charges and deferred compensation totaling $792,057 and $343,428 and $131,804 and $0, respectively, in connection with the grant of 2,346,667 and 90,000, respectively, of options to employees and consultants for services rendered.

         The following table summarizes the changes in options to employees and consultants outstanding and the related price ranges for shares of the Company's common stock:


                                  STOCK OPTIONS

Weighted average exercise price

    Outstanding at:
      January 31, 2000                                  37,000         $   4.50
        Granted                                      2,346,667         $    .89
        Exercised                                      (16,667)        $  (2.50)
        Expired/Canceled                                     -         $    .--
                                                     ---------             ----

    Outstanding at:
      January 31, 2001                               2,367,000         $    .95
        Granted                                         90,000         $    .46
        Exercised                                            -         $    .--
        Expired/Canceled                               (58,935)        $  (1.45)
                                                     ---------           ------

    Outstanding at:
      January 31, 2002                               2,398,065         $    .90
                                                     =========            =====


         The following summarizes information about stock options outstanding at January 31, 2002:

                                         WEIGHTED
                                         AVERAGE         WEIGHTED
                                         REMAINING       AVERAGE     WEIGHTED
RANGE OF             NUMBER             CONTRACTUAL       NUMBER     EXERCISE
EXERCISE PRICE     OUTSTANDING   LIFE  EXERCISE PRICE   EXERCISABLE   PRICE

$4.50                  37,000     2.5         $4.50        37,000       $4.50
$ .44-$3.00         2,361,065     3.9         $ .87     2,246,731       $ .80

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                 JANUARY 31,2002

NOTE 5-STOCKHOLDERS' EQUITY - (Continued)

         The following summarizes information about warrants, issued pursuant to various financing transactions, as adjusted for the 3:1 reverse split in December, 1999:

Outstanding at:
  January 31, 2000                                        1,578,761
    Issued                                                5,049,810
    Exercised                                               (48,761)
    Expired                                                       -
                                                          ---------

Outstanding at:
  January 31, 2001                                        6,579,810
    Issued                                                  330,000
    Exercised                                                     -
    Expired                                                       -
                                                          ---------

Outstanding at:
  January 31, 2002                                        6,909,810
                                                          =========


                                         WEIGHTED
                                         AVERAGE         WEIGHTED
                                         REMAINING       AVERAGE    WEIGHTED
RANGE OF             NUMBER             CONTRACTUAL       NUMBER     EXERCISE
EXERCISE PRICE     OUTSTANDING   LIFE  EXERCISE PRICE   EXERCISABLE   PRICE

$.10                1,500,000    2.9        $ .10        1,500,000    $.10
$.25-$.75           5,379,810    3.7        $ .66        6,879,810    $.55
$1.6875-3.375          30,000    2.5        $2.80        6,909,810    $.57


NOTE 6-INCOME TAXES

         At January 31, 2001 and 2002, the Company had net operating loss carryforwards of approximately $19,150,000 and $21,000,000, respectively, for book and tax purposes, expiring from 2006 to 2021. As a result of the Tax Reform Act of 1986, the Company is obligated to pay an alternative minimum tax on its alternative minimum taxable income, even though it has a loss carryfoward. These carryforwards are subject to possible limitations on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which result in more than a 50% point change in ownership.

         At this time, the Company does not believe it can reliably predict profitability beyond the current fiscal year. Accordingly, the deferred tax asset applicable to operations subsequent to January 31, 2002 has been reduced in its entirety by the valuation allowance. For the periods ending January 31, 2001 and 2002, the provision for taxes is comprised only of appropriate state income taxes.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                 JANUARY 31,2002

NOTE 6-INCOME TAXES - (Continued)


         Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the years ended January 31, 2001 and 2002, respectively is as follows:

                                                       2001           2002
                                                    ----------     ----------
Loss Before Income Taxes                           $(4,943,365)    $(3,124,328)
Computed expected tax credit                         1,680,744       1,062,272
Operating loss for which no benefits were
  provided                                          (1,680,744)     (1,062,272)
State and local tax                                     (1,000)         (1,000)
Provision for income taxes                         $    (1,000)     $   (1,000)


NOTE 7-COMMITMENTS AND CONTINGENCIES

SEC INVESTIGATION

         In April 2000, the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

         In April 2002, the staff of the Securities and Exchange Commission advised the Company that it intends to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. and its officers and directors, alleging violations of Sections 17(a) and 5 of the Securities Act of 1933 ("Securities Act") and Sections 10(b), 13(a) and 13(b)(2)(A) of the Securities Act of 1934 ("Exchange Act") and Rules 10b-5, 13a-1, 13a11, 13a-13 and 13b2-1 thereunder. The staff also advised that it intends to recommend that the Commission file a civil injunctive action against an employee, alleging that he violated Section 14(a) of the Exchange Act and Rule 14a-9 thereunder.

         The Company, the officers, directors and the employee believe that these proposed charges are without foundation and intend to vigorously dispute the matter when, and if, charges are filed.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                 JANUARY 31,2002

NOTE 7-COMMITMENTS AND CONTINGENCIES (Continued)

LEASES

         In November, 1999 the Company moved to its present location of approximately 2000 square feet with rent at $7,500 on a month to month basis. Rent expense charged to operations was $90,000 for each of the years ended January 31, 2001 and 2002.

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

EMPLOYMENT AGREEMENTS

         In September 1999, the Company entered into two one-year employment agreements with two former officers. The Company provides for salary and benefits. In September 2000 the Company renewed one of these agreements through September 2002 at a salary of $125,000 per year. In September 2001, the salary was reduced to $75,000 per year.

RESEARCH AND DEVELOPMENT AGREEMENT

         On February 29, 2000, the Company entered into research and development agreements with an unrelated entity to provide research and development services for certain projects through May 31, 2001. (See also Note 10 - Subsequent Events)

MARKETING AND MANAGEMENT CONSULTING

         On March 21, 2000, the Company entered into a one-year agreement with a consulting firm to provide services for marketing, management consulting, business advisory, shareholder information and public relations. The Company paid the consultant $22,000 per month for the first four months and $18,000 per month thereafter. On February 21, 2001 the monthly fee was reduced to $12,000 and the agreement was renewed. The agreement was terminated effective August 31, 2001.

CONSULTING AGREEMENT

         On March 15,2000, the Company entered into an agreement with a consulting firm to provide investor public relations and overall corporate communications services. The Company paid the consultant $4,000 per month through February 2001 plus options to purchase 10,000 shares of the Company's common stock at fair value. On February 15, 2001, the monthly fee was reduced to $2,500 per month and the agreement was renewed. The agreement was terminated effective September 30, 2001.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                 JANUARY 31,2002

NOTE 8-RELATED PARTY INFORMATION

         The Company leases approximately 2,000 square feet for $7,500 per month
on a month  to  month  basis  from  Microphase  Corporation,   a  company  which
concurrently employs the Company's president and vice president.

         The Company's president is the 100% owner of PacketPort, Inc. The Company's president earned executive consulting fees of $500,000 and directors fees of $30,000 for the fiscal year ended January 31, 2001 and $100,000 in executive consulting fees for the fiscal year ended January 31, 2002. The Company's vice president received no compensation for the fiscal year ended January 31, 2002, and directors fees of $30,000 for the fiscal year ended January 31, 2001.

         The Company owed the Company president $142,500 and $242,500 at January 31, 2001 and 2002, respectively. These amounts, which are included in notes payable-stockholder, consist of $42,500 in cash advances from the Company president in January 2001 and $100,000 in unpaid executive consulting fees for each of the fiscal years ended January 31, 2001 and 2002. During the fiscal year ended January 31, 2002, the president charged the Company interest at a rate of prime plus 3% and effective January 31, 2002 the Company and the president agreed to combine these amounts into a note payable with terms as follows: The note is subject to interest at prime plus 3%. Principal of $100,000, plus accrued interest, is payable on January 31, 2003. The balance, plus accrued interest, is payable on January 31, 2004. The Company also owed the Company vice president $5,000 for a January 2002 cash advance which was repaid in February 2002. During the year ended January 31, 2002, the Company incurred interest expense to the Company's president of $12,279 which is included in accrued expenses at January 31, 2002.

         The Company owed Microphase Corporation $107,847 and $1,272,799 at January 31, 2001 and 2002, respectively, as a result of cash advances, unpaid rent, and payments made by Microphase Corporation on behalf of the Company. During the year ended January 31, 2002, Microphase charged the Company interest at a rate of prime plus 3% and effective January 31, 2002 the Company and Microphase agreed to combine these amounts into a note payable with terms as follows: Principal of $300,000, plus accrued interest, is payable on January 31, 2003; $400,000, plus accrued interest, in payable on January 31, 2004; the balance, plus accrued interest, is due on January 31, 2005. The note is subject to interest at prime plus 3%. During the year ended January 31, 2002, the Company incurred interest expense to Microphase Corporation of $67,374, which is included in accrued expenses.

         During the year ended January 31, 2002, the Company purchased inventory components worth $13,078 for Janifast, Limited, which is owned by Janifast Holdings, Ltd., a related party, of which the Company president and vice president are significant shareholders. This amount is included in prepaid expenses and other current assets at January 31, 2002. The inventory components are to be used by Janifast Limited in their manufacture of the Company's VoicePak Phone during fiscal 2003.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                 JANUARY 31,2002


NOTE 9-NOTE RECEIVABLE


         During the year ended January 31, 2001 the Company paid $100,000 fees to a consultant and advanced $150,000 to this consultant. This advance was evidenced by a promissory note, with interest at 6%, due January 31, 2002. The note was expensed as additional consulting fees during the year ended January 31, 2002 which was included in selling, general and administrative expenses for that period.

NOTE 10-SUBSEQUENT EVENTS (unaudited)

Research and Development Agreements

         On  February  29,  2000,  the  Company  entered  into  a  research  and development agreement with an unrelated entity to provide research and development services for certain projects for $500,649 payable monthly in equal installments of $125,162 through May 10, 2000. On August 7, 2000 the Company entered into an additional research and development agreement which initially provided for $1,335,261 of total research services payable in monthly installments of $133,526 through May 31, 2001.

         The Company incurred $1,034,753 and $420,362 in research and development expenses with this entity during fiscal years ended January 31, 2001 and January 31, 2002, respectively. The amount included in accrued expenses was approximately $267,000 at January 31, 2001. During the year ended January 31, 2002, the Company terminated the August 7, 2000 agreement and effective March 26, 2002, the Company and this entity agreed in principle to mutual releases and tentative payment terms as follows:

1. Promissory note in the amount of $521,414 with interest at prime plus 2%, payments of interest only for the first two years from the closing date, and principle payments commencing in fiscal 2004 through fiscal 2009.

2. Warrants to purchase 2,000,000 shares of the Company's common stock, at $.05 through April, 2004 valued at $166,000. The fair value of the warrants on the date of the grant was based upon the Black-Scholes stock option pricing model using the following weighted average assumption: annual expected rate of return of $0, annual volatility of 156.00%, risk free interest rate of 5.0% and expected option life of two years. At January 31, 2002, the Company included both these amounts in the balance sheet as other liabilities - consultant.


Shares For Services

         During April, 2002, the Company issued 900,000 shares of its common stock to consultants for services.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                    DATE

/s/ RONALD A. DURANDO
-----------------------       Chairman, Chief Executive        May 14, 2002
Ronald A. Durando             Officer, President


/s/ GUSTAVE T. DOTOLI         Director, Chief Operating        May 14, 2002
-----------------------       Officer, Acting Chief
Gustave T. Dotoli             Financial Officer

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