Form 10QSB
period 2002-04-30
PACKETPORT COM
filed 2002-06-13
CIK 833203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              _____________________

                                   FORM 10-QSB

(MARK ONE)


           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

                         COMMISSION FILE NUMBER 0-19705


                              _____________________

                              PACKETPORT.COM, INC.
        (Exact name of small business issuer as specified in its charter)


                    NEVADA                          13-3469932
         State or Other Jurisdiction of          (I.R.S. Employer
         Incorporation or Organization)       Identification Number)


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

     Number of shares outstanding of the issuer's Common Stock as of June 10, 2002 was 21,746,020.

     Traditional Small Business Disclosure Format (check one):

                  Yes / /    No /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED APRIL 30, 2002

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements:

               Balance Sheets-January 31, 2002 and April 30, 2002 (Unaudited)  3

               (Unaudited) Statements of Operations-Three Months ended
                 April 30, 2001 and 2002                                       4

               (Unaudited) Statements of Cash Flows-Three Months ended
                 April 30, 2001 and 2002                                       5

               (Unaudited) Notes to Financial Statements                     6-8

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9-16

PART II.  OTHER INFORMATION                                                   17

      Item 1.  Legal Proceedings                                              17

      Item 2.  Changes in Securities                                          17

      Item 3.  Defaults Upon Senior Securities                                17

      Item 6.  Exhibits and Reports on Form 8-K                               17

      Signatures                                                              18


                                  PACKETPORT.COM, INC.
                                     BALANCE SHEETS

                                                             JANUARY 31,     APRIL 30,
                                                                2002           2002
                                                           ------------    ------------
                                                                            (UNAUDITED)
      ASSETS
Current Assets:
  Cash and equivalents                                     $      3,038    $      1,380
  Accounts Receivable (Net of Allowance)                        262,991         235,773
  Inventory                                                     461,973         453,500
  Prepaid Expenses and Other Current Assets                      31,460          30,189
                                                           ------------    ------------

      Total Current Assets                                      759,462         720,842
                                                           ------------    ------------

Machinery & Equipment:
  Machinery & Equipment, at cost                                543,037         543,037
  Less: Accumulated Depreciation                               (303,003)       (342,201)
                                                           ------------    ------------

  Net                                                           240,034         200,836
                                                           ------------    ------------

Other Assets:
  Software-Net                                                  341,139         364,561
  Licenses-Net                                                  122,500         113,750
                                                           ------------    ------------

      Total Other Assets                                        463,639         478,311
                                                           ------------    ------------

      TOTAL ASSETS                                         $  1,463,135    $  1,399,989
                                                           ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                         $    634,680    $    596,953
  Taxes Payable                                                   1,000           1,000
  Deferred Revenue                                               20,516          11,112
  Accrued Expenses                                              391,787         419,092
  Current Portion Notes Payable-Stockholders                    105,000         102,000
  Current Portion Note Payable-Microphase Corporation           300,000         300,000
                                                           ------------    ------------

      Total Current Liabilities                               1,452,983       1,430,157
                                                           ------------    ------------

Other Liabilities:
  Notes Payable-Stockholders, net of current portion            142,500         142,500
  Note Payable-Microphase, net of current portion               972,799       1,187,186
  Other Liabilities-consultant                                  687,414         687,414
                                                                           ------------

      Total Other Liabilities                                 1,802,713       2,017,100
                                                                           ------------

      Total Liabilities                                       3,255,696       3,447,257
                                                           ------------    ------------

Stockholders' Equity
  Common Stock, $.003 Par Value, 24,900,000 shares
    authorized, 20,846,020 and 21,746,020 shares
    issued and outstanding on January 31, 2002
    and April 30, 2002, respectively                             62,538          65,238
  Capital in Excess of Par Value                             22,096,080      22,182,380
  Deferred Compensation                                        (156,563)       (126,563)
  Accumulated Deficit                                       (23,794,616)    (24,168,323)
                                                           ------------    ------------

      Total Stockholders' Equity (Deficit)                   (1,792,561)     (2,047,268)
                                                           ------------    ------------

    Total Liabilities and Stockholders' Equity (Deficit)   $  1,463,135    $  1,399,989
                                                           ============    ============


                           See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED
                                                              APRIL 30,
                                                       2001            2002
                                                   ------------    ------------

Revenues                                           $      6,315    $     36,884
                                                   ------------    ------------

Cost of Goods Sold:
  -Product                                              110,850          62,906
  -Software Amortization                                 50,687          31,463
                                                   ------------    ------------

      Total Cost of Goods Sold                          161,537          94,369
                                                   ------------    ------------

Gross Margin on Sales                                  (155,222)        (57,485)
                                                   ------------    ------------

Selling, General and Administrative Expenses            504,599         232,334
Research and Development                                394,002          52,013
Provision for Doubtful Accounts                            --               452
                                                   ------------    ------------
                                                        898,601         284,799
                                                   ------------    ------------

Operating Loss                                       (1,053,823)       (342,284)
                                                   ------------    ------------

Other Income (Expense):
  Interest Income                                         3,399            --
  Interest Expense                                       (1,062)        (31,423)
                                                   ------------    ------------

                                                          2,337         (31,423)
                                                   ------------    ------------

Loss Before Income Taxes                             (1,051,486)       (373,707)
Income Taxes                                               --              --
                                                   ------------    ------------

Net loss                                           $ (1,051,486)   $   (373,707)
                                                   ============    ============

Loss per share:

  Net loss per share                               $       (.05)   $       (.02)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        20,670,580      21,054,909
                                                   ============    ============


                           See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      FOR THE THREE MONTHS ENDED
                                                              APRIL 30,
                                                         2001            2002
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                  $(1,051,486)   $  (373,707)
Add: Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:
  Depreciation and Amortization                          115,795         79,412
  Stock and Warrants issued for services                  64,301         89,000
  Amortization of deferred compensation                     --           30,000
  Reserve for bad debt                                      --              452
  Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable             12,411         26,766
   (Increase) Decrease in Inventory                        1,966          8,473
   (Increase) Decrease in Prepaid Expenses               (52,765)         1,271
   Increase (Decrease) in Accounts Payable              (101,933)       (37,727)
   Increase (Decrease) in Accrued Expenses               293,872         27,305
   Increase (Decrease) in Note Payable -
     Microphase                                          210,640        214,387
   Increase (Decrease) in Notes Payable -
     Stockholders                                           --           (3,000)
   Increase (Decrease) in Customer Deposits               (1,275)        (9,404)
                                                     -----------    -----------

Net Cash Provided By (Used in) Operating
  Activities                                            (508,474)        53,228
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid to Purchase Equipment                        (53,538)          --
  Investment in Software and Licenses                    (45,831)       (54,886)
                                                     -----------    -----------

Net Cash Provided By (Used In) Investing
  Activities                                             (99,369)       (54,886)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock                 167,500           --
                                                     -----------    -----------

Net Cash Provided By (Used In) Financing
  Activities                                             167,500           --
                                                     -----------    -----------

Net(Decrease) in Cash                                   (440,343)        (1,658)

Cash and Cash Equivalents at the
  Beginning of Period                                    484,025          3,038
                                                     -----------    -----------

Cash and Cash Equivalents at the End of Period       $    43,682    $     1,380
                                                     ===========    ===========


                           See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 2002
                                   (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION

     Going Concern

     As shown in the accompanying interim financial statements, the Company incurred a net loss of $373,707 during the three months ended April 30, 2002. In addition, cash available at April 30, 2002 is unable to support the Company's operations at present levels through the completion of fiscal year 2003 without the Company raising more capital through public or private financing or extending certain terms with certain vendors. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern. Management plans on obtaining sufficient working capital from planned Private Placements in the near term, setting up strategic partners to reduce future development costs and the expansion of revenue earnings for customers utilizing its existing products. The ability of the Company to continue as a going concern is dependent upon the success of the capital offering or alternative financing arrangements. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

     The Company

     PacketPort.com, Inc. (the "Company") is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for IP Telephony solutions and services that are used for a wide range of telephony applications for the Internet, telecommunications and other data networking industries.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included in order to make the financial statements not misleading. Operating results for the three months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2002.

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

                              PACKETPORT.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 2002
                                   (UNAUDITED)


NOTE 3-RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations as incurred.

     Research and Development Agreements

     On February 29, 2000, the Company entered into a research and development agreement with an unrelated entity to provide research and development services for certain projects for $500,649 payable monthly in equal installments of $125,162 through May 10, 2000. On August 7, 2000, the Company entered into an additional research and development agreement which initially provided for $1,335,261 of total research services payable in monthly installments of $133,526 through May 31, 2001.

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

     At January 31 and April 30, 2002, the Company included both these amounts in the balance sheet as other liabilities - consultant.

NOTE 4-RELATED PARTY INFORMATION

     The Company leases approximately 2,000 square feet for $7,500 per month on a month to month basis from Microphase Corporation, a company which concurrently employs the Company's president and vice president. At April 30, 2002, the Company owed Microphase $1,487,186 plus accrued interest of $93,764, included in accrued expenses. Interest expense to Microphase, at an interest rate of prime plus 3%, totaled $26,390 for the quarter ended April 30, 2002.

     The Company's president is the 100% owner of PacketPort, Inc., which owns 4,500,000 shares of the Company's common stock.

     The Company's president and vice president received no compensation for the three months ended April 30, 2002. At April 30, 2002, the Company owed the Company's president $242,500 plus accrued interest of $16,977, included in accrued expenses. Interest expense to the Company's president, at an interest rate of prime plus 3%, totaled $4,698 for the quarter ended April 30, 2002. The Company also owed $2,000 to the Company's vice president at April 30, 2002.

                              PACKETPORT.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 2002
                                   (UNAUDITED)

NOTE 5-EQUITY TRANSACTIONS

     On April 8, 2002, the Company issued 400,000 shares for financial consulting services valued at $44,000.

     On April 10, 2002, the Company issued 500,000 shares for financial consulting services valued at $45,000.

NOTE 6-CONTINGENCIES

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2002 VS. APRIL 30, 2001

     The Company recorded a net loss of $373,707, on revenues of $36,884, for the three months ended April 30, 2002 as compared to a net loss of $1,051,486 on revenues of $6,315 for the comparable period ended April 30, 2001. This represents a loss per common share of $(.02) for the period ended April 30, 2002 as compared to a loss per common share of $(.05) for the three month period ended April 30, 2001.

     Research and development expenses were $52,013 in 2002 compared to $394,002 in 2001 and selling, general and administrative expenses decreased to $232,334 in 2002 from $504,599 for the comparable quarter in 2001.

     Cost cutting measures begun in the second half of fiscal 2002, resulted in significant reductions to research and development as well as selling, general and administrative expenses. These measures, designed to conserve cash, also contributed to the delay in the development and introduction of our new products: the DataCrate Soft Central Office and VoicePak USB Phone. The Company expects to introduce these new products by the end of the current fiscal year and, until then, to experience revenue levels comparable to those of the prior year.

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

     Our hardware includes DataCrate product family and VoicePak-TM-product family. The DataCrate product family is based on a hardware platform utilizing Sun Microsystems, Inc. SPARC Solaris operating system and CPU in a PCI and cPCI back plane configuration. The VoicePak product family consists of a stand-alone network or IP connected Integrated Access Device (IAD) utilizing LINUX operating system with the capability of flash memory download and a USB Phone that is a simple handset-only telephone used to initiate calls on the Internet from the convenience of a personal computer. These products offer combined scalable flexible packet Voice over Broadband solutions for a variety of customer solutions.

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

     PacketPort.com,  Inc.  currently has the following  distinct product lines:
DataCrate Gateway, DataCrate SS7/C7 Gateway, DataCrate S.C.O., DataCrate Call Agent VoicePak Integrated Access Device (IAD), and the VoicePak USB Phone.

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

DataCrate SS7

     PacketPort.com has been providing proven, carrier-class SS7 products since 1997. In 2000 the Company announced its second generation Soft SS7 Server, the DataCrate SS7, which is the signaling network that controls calls over long distance circuit-switched networks. The Soft SS7/C7 server takes call information from the IP network and converts it to ISUP/SS7 signaling to complete calls originating from DataCrate Gateways and VoicePak edge devices. The server handles the control and routing of all calls and it checks for and reports on network failures.

DataCrate SCO, DYNAMIC SOFT CENTRAL OFFICE

     PacketPort.com's Dynamic Soft Central Office, DataCrate S.C.O., a carrier class WEB based large-scale intelligent back office command center, provides the necessary management tools of a broadband Telephony Network. DataCrate S.C.O. utilizes an Oracle Database for the configuration, management and monitoring of DataCrate Gateway(s) and VoicePak devices in an IP Network. The S.C.O is designed to handle High Definition Routing rules that can be utilized for carrier and calling card applications. Additionally, the S.C.O. provides Real-Time Billing for applications such as Prepaid Calling Cards. The DataCrate S.C.O. with the DataCrate SS7/C7 Server and Gateway eliminates the need for a Class IV switch.

DataCrate CALL AGENT

     The Company's DataCrate Call Agent is an intelligent call agent providing control of MGCP, Media Gateway Control Protocol and edge devices such as the VoicePak IAD and USB Phone. The DataCrate S.C.O. and Call Agent products are designed to provide many of the features of a Class V switch.

VOICEPAK: INTEGRATED ACCESS DEVICE

     PacketPort.com's IAD, VoicePak, still in development, uses standard Media Gateway Control Protocol (MGCP) and is designed to work with the DataCrate Soft Central Office. The VoicePak IAD resides at a subscriber's premises, providing standard local telephone service via telephone ports and data services via standard Ethernet connection to the subscriber's internal local area network
(LAN). The VoicePak enables the subscriber's voice and fax traffic to be merged with the subscriber's data traffic onto a single copper pair DSL connection or any other type of broadband connection.

VOICEPAK:  USB PHONE

     PacketPort.com's VoicePak Phone is the newest member in the VoicePak family of IP edge devices. In conjunction with PacketPort.com's software, the VoicePak Phone becomes a cross-platform business VoIP solution. It is compatible with Microsoft Windows, 98 second edition or higher, operating systems and has a built-in microphone, speaker, USB interface, DSP, and volume control. As a consumer product, the VoicePak Phone works with no additional software, in conjunction with popular telephony programs, such as Dialpad and Net2Phone. PacketPort.com plans to release a MGCP soft phone from EyeP Media that works with our DataCrate S.C.O. PacketPort.com also plans development of an additional USB Phone that includes a keypad.

ARCHITECTURE

     PacketPort.com's products are designed as open system platforms with a full set of enabling technologies, pre-packaged programs and API tool set supporting IP to PSTN communication applications. The DataCrate and VoicePak product families are intended to provide a solid foundation to International Carriers, ISPs, and Next Generation Telcos, for building IP telephony communication networks.

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

RESEARCH AND DEVELOPMENT

     Research and development is mandatory in the Voice Over Broadband industries to ensure competitiveness. The Company incurred research and development costs of $52,013 and $394,002 for the three months ended April 30, 2002 and 2001, respectively. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced products (communications hardware) and more efficient software products to operate them.

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

NEWCHIP SRL

     NewChip SrL, based in Milan, Italy, developer of the New Voice DSP040 Handset, has entered into a Purchase and Manufacture Agreement granting PacketPort.com worldwide non-exclusive rights to manufacture and distribute their USB NewVoice DSP040 Handset under the VoicePak Phone name. The NewVoice DSP040 handset was featured in the June 2001 issue of Internet Telephony magazine and received the following ratings (0-5) - Installation: 5, Features:
4, Overall: B+.

EYEP MEDIA SA

     EyeP Media, based in Yverdon-les-bains Switzerland, develops, in partnerships with its customers, PC based software products for deployment in the compelling next-generation IP telephony market. The solutions are based on standard protocols such as H.323, MGCP, SIP, MEGACO, H.248 and run under various operating systems: Windows (inclusive of Windows CE), UNIX and Linux. PacketPort and EyeP Media reached an agreement in March 2002 for the development of a MGCP PC soft phone client, which controls the VoicePak USB Phone and provides many of the Class V features available from the DataCrate S.C.O and Call Agent. The addition of the VoicePak PC Soft Phone to the Company's product family will add a valuable link to PacketPort's complete engineered end-to-end IP solution.

ORACLE CORPORATION

     Oracle Corporation is the world's leading supplier of software for information management and the world's largest independent software company. With annual revenues of more than $10.0 billion, the company offers its database, tools and application products, along with related consulting, education and support services, in more than 145 countries around the world.

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

COMPETITION

     The Company's markets are extremely competitive. Competitors of the Company's various product lines include:

     For the DataCrate Flexible Packet gateway (including SCO and SS7/C7 products): Clarent, Nu-Era, VocalTec, Sonus Networks, Cisco, Inter-Tel and other companies.

     For the VoicePak IAD device: Audiocodes, MediaTrix, TollBridge, Cisco, Clarent, VocalTec and CopperCom have introduced competing hardware/software devices.

     For the VoicePak Phone: YAP and Clarisys.

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

PATENTS, TRADEMARKS & COPYRIGHTS

     The Company's gateway, soft central office and code are proprietary and a trade secret. The Company has obtained no patents or registered any copyrights for any of its products.

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

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2002, the Company had a working capital deficit of $709,315 as compared to a working capital deficit of $693,521 at January 31, 2002. At April 30, 2002, the Company had cash and cash equivalents of approximately $1,380. Cash provided by operating activities of $53,228 for the quarter ended April 30, 2002 primarily consisted of the net loss, offset by non-cash charges for depreciation, amortization and common stock issued for services and the extension of an additional $214,387 from Microphase Corporation. The Company also invested $54,886 in software and licenses.

     The Company incurred an operating loss of $373,707 for the quarter ended April 30, 2002. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of products, and (3) successfully implement its plans to market the products through co-venturers and commissioned sales representatives.

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

RISK FACTORS

WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORESEEABLE FUTURE.

     We expect operating losses and negative cash flow for the foreseeable future as we must invest in marketing and promotional activities, acquisitions, technology and operating systems. We cannot be certain when, and if, we will achieve sufficient revenues in relation to expenses to become profitable. We believe that increasing our revenues will depend in large part on our ability to:

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

WE WILL NEED ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS IF WE DO NOT GENERATE ENOUGH REVENUE.

     We require substantial working capital to fund our business and will need more in the future. We will likely experience negative cash flow from operations for the foreseeable future. The issuance of equity, equity-related or debt securities, may subordinate common stockholder rights to other investors and your stock ownership percentage may be diluted. We cannot be certain that additional financing will be available to us.

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

     Our success depends upon effective planning and growth management. Excluding part-time employees, at April 30, 2002 we had a total of eleven employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

                              PACKETPORT.COM, INC.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

                  NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  NONE.

                              PACKETPORT.COM, INC.



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 12th day of June, 2002.


                                      PACKETPORT.COM, INC.

                                      By: /s/ RONALD A. DURANDO
                                          ---------------------
                                          Ronald A. Durando
                                          CHAIRMAN, CHIEF EXECUTIVE OFFICER,
                                          PRESIDENT


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME                           TITLE                        DATE
-----                          -----                        ----

/s/ RONALD A. DURANDO
---------------------------
Ronald A. Durando              Chairman, Chief Executive    June 12, 2002
                               Officer, President


/s/ GUSTAVE T. DOTOLI          Director, Chief Operating    June 12, 2002
---------------------------
Gustave T. Dotoli              Officer, Chief Financial
                               Officer