Form 10QSB
period 2002-07-31
PACKETPORT COM
filed 2002-09-13
CIK 833203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ___________________________

                                   FORM 10-QSB


(MARK ONE)


           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

                         COMMISSION FILE NUMBER 0-19705

                          ___________________________

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

         Number of shares outstanding of the issuer's Common Stock as of August 28, 2002 was 21,746,020.

         Traditional Small Business Disclosure Format (check one):

                           Yes / /    No /X/



                                 PACKETPORT.COM, INC.
                                      FORM 10-QSB
                                   QUARTERLY REPORT
                        FOR THE SIX MONTHS ENDED JULY 31, 2002

                                                                                  PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements:

         Balance Sheets-January 31, 2002 and July 31, 2002 (Unaudited)               3

         (Unaudited) Statements of Operations-Three Months ended
           July 31, 2001 and 2002                                                    4

         (Unaudited) Statements of Operations-Six Months ended
           July 31, 2001 and 2002                                                    5

         (Unaudited) Statements of Cash Flows-Six Months ended
           July 31, 2001 and 2002                                                    6

         (Unaudited) Notes to Financial Statements                                 7-9

         Item 2    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                           10-17

PART II. OTHER INFORMATION                                                          18

         Item 1.           Legal Proceedings                                        18

         Item 2.           Changes in Securities                                    18

         Item 3.           Defaults Upon Senior Securities                          18

         Item 6.           Exhibits and Reports on Form 8-K                         18

         Signatures                                                                 19

         Certifications                                                          20-21



                                              PACKETPORT.COM, INC.
                                                 BALANCE SHEETS
                                                                                    JANUARY 31,      JULY 31,
                                                                                       2002            2002
                                                                                   ------------    ------------
                                                                                   (UNAUDITED)
      ASSETS
Current Assets:
  Cash and equivalents                                                             $      3,038    $      1,548
  Accounts Receivable (Net of Allowance)                                                262,991         199,500
  Inventory                                                                             461,973         433,377
  Prepaid Expenses and Other Current Assets                                              31,460          24,999
                                                                                   ------------    ------------

      Total Current Assets                                                              759,462         659,424
                                                                                   ------------    ------------

Machinery & Equipment:
  Machinery & Equipment, at cost                                                        543,037         534,649
  Less: Accumulated Depreciation                                                       (303,003)       (369,384)
                                                                                   ------------    ------------

  Net                                                                                   240,034         165,265
                                                                                   ------------    ------------

Other Assets:
  Software-Net                                                                          341,139         391,201
  Licenses-Net                                                                          122,500         105,000
                                                                                   ------------    ------------

      Total Other Assets                                                                463,639         496,201
                                                                                   ------------    ------------

      TOTAL ASSETS                                                                 $  1,463,135    $  1,320,890
                                                                                   ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                                                 $    634,680    $    590,492
  Taxes Payable                                                                           1,000           1,000
  Deferred Revenue                                                                       20,516           1,707
  Accrued Expenses                                                                      391,787         425,793
  Current Portion Notes Payable-Stockholders                                            105,000         102,000
  Current Portion Note Payable-Microphase Corporation                                   300,000         300,000
                                                                                   ------------    ------------

      Total Current Liabilities                                                       1,452,983       1,420,992
                                                                                   ------------    ------------

Other Liabilities:
  Notes Payable-Stockholders, net of current portion                                    142,500         142,500
  Note Payable-Microphase, net of current portion                                       972,799       1,397,043
  Other Liabilities-consultant                                                          687,414         687,414
                                                                                   ------------    ------------

      Total Other Liabilities                                                         1,802,713       2,226,957
                                                                                   ------------    ------------

      Total Liabilities                                                               3,255,696       3,647,949
                                                                                   ------------    ------------

Stockholders' Equity
  Common Stock, $.003 Par Value,  24,900,000 shares  authorized,  20,846,020 and
    21,746,020 shares issued and outstanding on January 31, 2002
    and July 31, 2002, respectively                                                      62,538          65,238
  Capital in Excess of Par Value                                                     22,096,080      22,182,380
  Deferred Compensation                                                                (156,563)        (96,563)
  Accumulated Deficit                                                               (23,794,616)    (24,478,114)
                                                                                   ------------    ------------
      Total Stockholders' Equity (Deficit)                                           (1,792,561)     (2,327,059)
                                                                                   ------------    ------------

    Total Liabilities and Stockholders' Equity (Deficit)                           $  1,463,135    $  1,320,890
                                                                                   ============    ============

                                       See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 FOR THE THREE MONTHS ENDED
                                                           JULY 31,
                                                    2001             2002
                                                ------------    ------------


Revenues                                        $      6,935    $     23,226
                                                ------------    ------------

Cost of Goods Sold:
  -Product                                           128,319          70,639
  -Software Amortization                              50,686          31,464
                                                ------------    ------------

      Total Cost of Goods Sold                       179,005         102,103
                                                ------------    ------------

Gross Margin on Sales                               (172,070)        (78,877)
                                                ------------    ------------

Selling, General and Administrative Expenses         609,786         144,650
Research and Development                              79,370          50,013
Provision for Doubtful Accounts                         --              --
                                                ------------    ------------

                                                     689,156         194,663
                                                ------------    ------------

Operating Loss                                      (861,226)       (273,540)
                                                ------------    ------------

Other Income (Expense):
  Interest Income                                         22            --
  Interest Expense                                      (818)        (36,251)
                                                ------------    ------------

                                                        (796)        (36,251)
                                                ------------    ------------

Loss Before Income Taxes                            (862,022)       (309,791)
Income Taxes                                            --              --
                                                ------------    ------------

Net loss                                        $   (862,022)   $   (309,791)
                                                ============    ============

Loss per share:

  Net loss per share                            $       (.04)   $       (.01)
                                                ============    ============

Weighted Average Number of Shares Outstanding     20,705,087      21,746,020
                                                ============    ============




                       See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     FOR THE SIX MONTHS ENDED
                                                             JULY 31,
                                                       2001             2002
                                                   ------------    ------------


Revenues                                           $     13,250    $     60,110
                                                   ------------    ------------

Cost of Goods Sold:
  -Product                                              239,169         133,545
  -Software Amortization                                101,373          62,927
                                                   ------------    ------------

      Total Cost of Goods Sold                          340,542         196,472
                                                   ------------    ------------

Gross Margin on Sales                                  (327,292)       (136,362)
                                                   ------------    ------------

Selling, General and Administrative Expenses          1,114,385         376,984
Research and Development                                473,372         102,026
Provision for Doubtful Accounts                            --               452
                                                   ------------    ------------

                                                      1,587,757         479,462
                                                   ------------    ------------

Operating Loss                                       (1,915,049)       (615,824)
                                                   ------------    ------------

Other Income (Expense):
  Interest Income                                         3,421            --
  Interest Expense                                       (1,880)        (67,674)
                                                   ------------    ------------
                                                          1,541         (67,674)
                                                   ------------    ------------

Loss Before Income Taxes                             (1,913,508)       (683,498)
Income Taxes                                               --              --
                                                   ------------    ------------

Net loss                                           $ (1,913,508)   $   (683,498)
                                                   ============    ============

Loss per share:

  Net loss per share                               $       (.09)   $       (.03)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        20,637,764      21,405,464
                                                   ============    ============




                       See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       FOR THE SIX MONTHS ENDED
                                                              JULY 31,
                                                         2001           2002
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                   $(1,913,508)  $  (683,498)
Add: Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:
  Depreciation and Amortization                           232,702       151,468
  Stock and Warrants issued for services                   97,716        89,000
  Amortization of deferred compensation                      --          60,000
  Reserve for bad debt                                       --             452
  Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable              11,412        63,039
   (Increase) Decrease in Inventory                         3,216        32,324
   (Increase) Decrease in Prepaid Expenses                (23,897)        6,461
   (Increase) Decrease in Other Assets                    150,000          --
   Increase (Decrease) in Accounts Payable                (26,675)      (44,188)
   Increase (Decrease) in Accrued Expenses                320,518        34,006
   Increase (Decrease) in Customer Deposits                (2,550)      (18,809)
                                                      -----------   -----------

Net Cash Provided By (Used in) Operating
  Activities                                           (1,151,066)     (309,745)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid to Purchase Equipment                         (74,797)         --
  Capitalized Software Costs                             (125,351)     (112,989)
                                                      -----------   -----------

Net Cash Provided By (Used In) Investing
  Activities                                             (200,148)     (112,989)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock                  167,500          --
  Proceeds from Notes Payable - Microphase                713,349       424,244
  Repayment of Notes Payable - Stockholders                  --          (3,000)
                                                      -----------   -----------

Net Cash Provided By (Used In) Financing
  Activities                                              880,849       421,244
                                                      -----------   -----------

Net(Decrease) in Cash                                    (470,365)       (1,490)

Cash and Cash Equivalents at the Beginning of Period      484,025         3,038
                                                      -----------   -----------

Cash and Cash Equivalents at the End of Period        $    13,660   $     1,548
                                                      ===========   ===========



                       See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS JULY 31, 2002
                                   (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION

         Going Concern

         As shown in the accompanying interim financial statements, the Company incurred a net loss of $683,498 during the six months ended July 31, 2002. In addition, cash available at July 31, 2002 is unable to support the Company's operations at present levels through the completion of fiscal year 2003 without the Company raising more capital through public or private financing or extending certain terms with certain vendors. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern. Management plans on obtaining sufficient working capital from planned Private Placements in the near term, setting up strategic partners to reduce future development costs and the expansion of revenue earnings for customers utilizing its existing products. The ability of the Company to continue as a going concern is dependent upon the success of the capital offering or alternative financing arrangements. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

         The Company

         PacketPort.com, Inc. (the "Company") is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for IP Telephony solutions and services that are used for a wide range of telephony applications for the Internet, telecommunications and other data networking industries.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
         Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included in order to make the financial statements not misleading. Operating results for the six months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2002.

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

                              PACKETPORT.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS JULY 31, 2002
                                   (UNAUDITED)


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

         At January 31, 2002 and July 31, 2002, the Company included both these amounts in the balance sheet as other liabilities - consultant.

NOTE 4-RELATED PARTY INFORMATION

         The Company leases approximately 2,000 square feet for $7,500 per month on a month to month basis from Microphase Corporation, a company which concurrently employs the Company's president and vice president. At July 31, 2002, the Company owed Microphase $1,697,043 plus accrued interest of $124,605, included in accrued expenses. Interest expense to Microphase, at an interest rate of prime plus 3%, totaled $57,231 for the six months ended July 31, 2002.

         The Company's president is the 100% owner of PacketPort, Inc., which owns 4,500,000 shares of the Company's common stock.

         The Company's president and vice president received no compensation for the six months ended July 31, 2002. At July 31, 2002, the Company owed the Company's president $242,500 plus accrued interest of $21,675, included in accrued expenses. Interest expense to the Company's president, at an interest rate of prime plus 3%, totaled $9,396 for the six months ended July 31, 2002. The Company also owed $2,000 to the Company's vice president at July 31, 2002.

                              PACKETPORT.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS JULY 31, 2002
                                   (UNAUDITED)


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2002 VS. JULY 31, 2001

         The Company recorded a net loss of $309,791, on revenues of $23,226, for the three months ended July 31, 2002 as compared to a net loss of $862,022 on revenues of $6,935 for the comparable period ended July 31, 2001. This represents a loss per common share of $(.01) for the period ended July 31, 2002 as compared to a loss per common share of $(.04) for the three month period ended July 31, 2001.

         Research and development expenses were $50,013 in 2002 compared to $79,370 in 2001 and selling, general and administrative expenses decreased to $144,650 in 2002 from $609,786 for the comparable quarter in 2001.

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

SIX MONTHS ENDED JULY 31, 2002 VS. JULY 31, 2001

         The Company recorded a net loss of $683,498, on revenues of $60,110, for the six months ended July 31, 2002 as compared to a net loss of $1,913,508 on revenues of $13,250 for the comparable period ended July 31, 2001. This represents a loss per common share of $(.03) for the period ended July 31, 2002 as compared to a loss per common share of $(.09) for the six month period ended July 31, 2001.

         Research and development expenses were $102,026 in 2002 compared to $473,372 in 2001 and selling, general and administrative expenses decreased to $376,984 in 2002 from $1,114,385 for the comparable six month period in 2001.

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

RESEARCH AND DEVELOPMENT

         Research and development is mandatory in the Voice Over Broadband industries to ensure competitiveness. The Company incurred research and development costs of $102,026 and $473,372 for the six months ended July 31, 2002 and 2001, respectively. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced products (communications hardware) and more efficient software products to operate them.

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

NEWCHIP SRL

         NewChip SrL, based in Milan, Italy, developer of the New Voice DSP041 Handset, has entered into a Purchase and Manufacture Agreement granting PacketPort.com worldwide exclusive rights to manufacture and distribute their USB NewVoice DSP041 Handset under the VoicePak Phone name.

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

SUN MICROSYSTEMS

         Sun Microsystems' architecture delivers a robust industry standard data communications platform ideal for Internet communications. The telecommunications infrastructure, based on UNIX and Solaris, is an excellent Operating System with a real-time kernel perfectly suited for Internet Telephony. Sun Microsystems is a leader in UNIX servers. Unlike other computing platforms, UNIX and Sun are designed to work together. For these reasons, PacketPort.com selected Sun Microsystems' Solaris Operating System and hardware to build its IP telephony products. PacketPort.com started as a Sun "Catalyst Partner" and later the Company became a Sun Authorized Reseller, allowing PacketPort.com to build and deploy complete systems based on the Sun platform. In June 2001, PacketPort.com became a member of the Sun "Developer Connection Program". As a benefit of this relationship, Sun Microsystems provides a number of marketing programs in which PacketPort.com can participate.

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

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2002, the Company had a working capital deficit of $761,568 as compared to a working capital deficit of $693,521 at January 31, 2002. At July 31, 2002, the Company had cash and cash equivalents of approximately $1,548. Cash used in operating activities of $309,745 for the six months ended July 31, 2002 primarily consisted of the net loss, offset by non-cash charges for depreciation, amortization and common stock issued for services. The Company also invested $112,989 in software and licenses. Cash used in operating and in investing activities was financed by Microphase Corporation, which advanced the Company an additional $424,244 during the six month period.

         The Company incurred a net loss of $683,498 for the six months ended July 31, 2002. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of products, and (3) successfully implement its plans to market the products through co-venturers and commissioned sales representatives.

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

         Our success depends upon effective planning and growth management. Excluding part-time employees, at July 31, 2002 we had a total of eleven employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

         NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         NONE.

                              PACKETPORT.COM, INC.



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this th day of September, 2002.


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

                                       TITLE                    DATE


/s/ RONALD A. DURANDO
---------------------
Ronald A. Durando              Chairman, Chief Executive      September 12, 2002
                               Officer, President


/s/ GUSTAVE T. DOTOLI
---------------------          Director, Chief Operating      September 12, 2002
Gustave T. Dotoli              Officer, Chief Financial
                               Officer

                              PACKETPORT.COM, INC.


   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


         The undersigned, the Chief Executive Officer of Packetport.com, Inc., a Nevada Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Quarterly Report on Form 10-Q for the period ending July 31, 2002, (the "Report") shortly before the certification was provided.

         (2) I discussed the substance of the Report with each of the Company's outside auditors and acting controller. These discussions took place at various times and covered principally the financial statement portions of the reports (including the notes which are an integral part of the financial statements) and related financial disclosures. These discussions included my verifying that the financial statements included in the report are accurate and complete, and are properly prepared and consolidated. I confirmed that each of the outside auditors and acting controller were satisfied that the notes to the financial statements read clearly and that the notes fairly explain the company's significant accounting principles and significant estimates, as well as disclose all material contingencies and "off balance sheet" transactions and commitments known to them. In addition, my discussions with outside auditors included a discussion of any material issues that came up in their review of the financial statements and the resolution of those issues. I also verified with the outside auditors and acting controller that internal controls are in place and operating to warrant reliance upon the financial and business information provided to me by management.

          (3) I confirmed that the consolidated financial statements included in the Report are accurate and complete in all material respects, reflect all transactions of the Company during and for the statement period following accounting principles consistent with those applied in prior periods, and that all period end adjustments have been made in a manner consistent with the accounting principles in prior periods (other than usual and customary year end adjustments in the case of interim statements).

         (4) I informed the heads of the Company's primary business units and divisions, as well as any officers of those business units or divisions who have the primary financial reporting responsibility, that I would be providing a certification regarding the accuracy of the Report and confirmed orally and in writing with each such head and financial officer that insofar as they knew, the Report did not include any untrue statement of a material fact or omit to state a material fact.

          (5) As a result of the foregoing procedures, I concluded that, to the best of my knowledge, I was able to provide the certification without exception.

         In witness whereof, I have executed this certification as of the 12th day of September, 2002.


/s/ Ronald A. Durando
----------------------------
Name: Ronald A. Durando
Chief Executive Officer

                              PACKETPORT.COM, INC.


   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


         The undersigned, Chief Financial Officer of Packetport.com, Inc., a Nevada Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Quarterly Report on Form 10-Q for the period ending July 31, 2002, (the "Report") shortly before the certification was provided.

         (2) I discussed the substance of the Report with each of the Company's outside auditors and acting controller. These discussions took place at various times and covered principally the financial statement portions of the reports (including the notes which are an integral part of the financial statements) and related financial disclosures. These discussions included my verifying that the financial statements included in the report are accurate and complete, and are properly prepared and consolidated. I confirmed that each of the outside auditors and acting controller were satisfied that the notes to the financial statements read clearly and that the notes fairly explain the company's significant accounting principles and significant estimates, as well as disclose all material contingencies and "off balance sheet" transactions and commitments known to them. In addition, my discussions with outside auditors included a discussion of any material issues that came up in their review of the financial statements and the resolution of those issues. I also verified with the outside auditors and acting controller that internal controls are in place and operating to warrant reliance upon the financial and business information provided to me by management.

          (3) I confirmed that the consolidated financial statements included in the Report are accurate and complete in all material respects, reflect all transactions of the Company during and for the statement period following accounting principles consistent with those applied in prior periods, and that all period end adjustments have been made in a manner consistent with the accounting principles in prior periods (other than usual and customary year end adjustments in the case of interim statements).

         (4) I informed the heads of the Company's primary business units and divisions, as well as any officers of those business units or divisions who have the primary financial reporting responsibility, that I would be providing a certification regarding the accuracy of the Report and confirmed orally and in writing with each such head and financial officer that insofar as they knew, the Report did not include any untrue statement of a material fact or omit to state a material fact.

          (5) As a result of the foregoing procedures, I concluded that, to the best of my knowledge, I was able to provide the certification without exception.

         In witness whereof, I have executed this certification as of the 12th day of September, 2002.


/s/ Gustave T. Dotoli
----------------------------
Name:  Gustave T. Dotoli
Chief Financial Officer