Form 10QSB
period 2002-10-31
PACKETPORT COM
filed 2002-12-12
CIK 833203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ________________________________

                                   FORM 10-QSB



(MARK ONE)


           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

                         COMMISSION FILE NUMBER 0-19705
                        ________________________________



                              PACKETPORT.COM, INC.
                    -----------------------------------------
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

         Number of shares outstanding of the issuer's Common Stock as of November 29, 2002 was 21,746,020.

         Traditional Small Business Disclosure Format (check one):

                                                 Yes / /    No /X/




                                 PACKETPORT.COM, INC.
                                      FORM 10-QSB
                                   QUARTERLY REPORT
                      FOR THE NINE MONTHS ENDED OCTOBER 31, 2002

                                                                                  PAGE
PART I.           FINANCIAL INFORMATION
         Item 1.           Financial Statements:

                  Balance Sheets-January 31, 2002 and
                    October 31, 2002 (Unaudited).....................................3

                  (Unaudited) Statements of Operations-Three Months ended
                    October 31, 2001 and 2002........................................4

                  (Unaudited) Statements of Operations-Nine Months ended
                    October 31, 2001 and 2002........................................5

                  (Unaudited) Statements of Cash Flows-Nine Months ended
                    October 31, 2001 and 2002........................................6

                  (Unaudited) Notes to Financial Statements........................7-9

         Item 2.           Management's Discussion and Analysis of Financial
                             Condition and Results of Operations.................10-18

         Item 3.           Controls and Procedures..................................19

PART II.          OTHER INFORMATION.................................................19

         Item 1.           Legal Proceedings........................................19

         Item 2.           Changes in Securities....................................19

         Item 3.           Defaults Upon Senior Securities..........................19

         Item 6.           Exhibits and Reports on Form 8-K.........................19

                           Signatures...............................................20

                           Certifications........................................21-22


                                                PACKETPORT.COM, INC.
                                                   BALANCE SHEETS
                                                                                     JANUARY 31,         OCTOBER 31,
                                                                                        2002                2002
                                                                                     ------------      ------------
                                                                                     (UNAUDITED)
     ASSETS

Current Assets:
  Cash and equivalents                                                               $      3,038      $      7,111
  Accounts Receivable (Net of Allowance)                                                  262,991             5,040
  Inventory                                                                               461,973           327,492
  Prepaid Expenses and Other Current Assets                                                31,460            41,368
                                                                                     ------------      ------------

      Total Current Assets                                                                759,462           381,011
                                                                                     ------------      ------------

Machinery & Equipment:
  Machinery & Equipment, at cost                                                          543,037           332,211
  Less: Accumulated Depreciation                                                         (303,003)         (238,171)
                                                                                     ------------      ------------
  Net                                                                                     240,034            94,040
                                                                                     ------------      ------------

 Assets:
  Software-Net                                                                            341,139           406,966
  Licenses-Net                                                                            122,500            96,250
                                                                                     ------------      ------------

      Total Other Assets                                                                  463,639           503,216
                                                                                     ------------      ------------

      TOTAL ASSETS                                                                   $  1,463,135      $    978,267
                                                                                     ============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                                                   $    634,680      $    623,303
  Taxes Payable                                                                             1,000             1,000
  Deferred Revenue                                                                         20,516             6,395
  Accrued Expenses                                                                        391,787           461,075
  Current Portion Notes Payable-Stockholders                                              105,000           102,000
  Current Portion Note Payable-Microphase Corporation                                     300,000           300,000
                                                                                     ------------      ------------

      Total Current Liabilities                                                         1,452,983         1,493,773
                                                                                     ------------      ------------

Other Liabilities:
  Notes Payable-Stockholders, net of current portion                                      142,500           142,500
  Note Payable-Microphase, net of current portion                                         972,799         1,594,438
  Other Liabilities-consultant                                                            687,414           687,414
                                                                                     ------------      ------------

      Total Other Liabilities                                                           1,802,713         2,424,352
                                                                                     ------------      ------------

      Total Liabilities                                                                 3,255,696         3,918,125
                                                                                     ------------      ------------

Stockholders' Equity
  Common Stock, $.003 Par Value,  24,900,000 shares  authorized,  20,846,020 and
    21,746,020 shares issued and outstanding on January 31, 2002 and
    October 31, 2002, respectively                                                         62,538            65,238
  Capital in Excess of Par Value                                                       22,096,080        22,182,380
  Deferred Compensation                                                                  (156,563)          (74,375)
  Accumulated Deficit                                                                 (23,794,616)      (25,113,101)
                                                                                     ------------      ------------

      Total Stockholders' Equity (Deficit)                                             (1,792,561)       (2,939,858)
                                                                                     ------------      ------------

      Total Liabilities and Stockholders'
        Equity (Deficit)                                                             $  1,463,135      $    978,267
                                                                                     ============      ============

                                         See Notes to Financial Statements.

                                                      3

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                           OCTOBER 31,
                                                     2001               2002
                                                 ------------      ------------

Gross Revenue                                    $     29,232      $      2,986
                                                 ------------      ------------

Cost of Goods Sold - Product                          124,894           206,024
                   - Software Amortization             50,687            31,463
                                                 ------------      ------------

                                                      177,049           237,487
                                                 ------------      ------------

Gross Margin on Sales                                (147,817)         (234,501)
                                                 ------------      ------------

Selling, General and Administrative Expenses          116,847           172,462
Research and Development                              149,507            51,739
Provision for Doubtful Accounts                          --             136,321
                                                 ------------      ------------

                                                      266,354           360,522
                                                 ------------      ------------

Operating Loss                                       (414,171)         (595,023)

Other Income (Expense)
  Interest Income                                          45              --
  Interest Expense                                       (947)          (39,964)
                                                 ------------      ------------

                                                         (902)          (39,964)
                                                 ------------      ------------

Loss Before Income Taxes                             (415,073)         (634,987)
                                                 ------------      ------------
Income Taxes                                             --                --
                                                 ------------      ------------

Net Loss                                         $   (415,073)     $   (634,987)
                                                 ============      ============


Loss per share

  Net loss per share                             $       (.02)     $       (.03)
                                                 ============      ============

Average shares outstanding                         20,718,874        21,746,020
                                                 ============      ============


                       See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE NINE MONTHS ENDED
                                                          OCTOBER 31,
                                                     2001               2002
                                                 ------------      ------------

Gross Revenue                                    $     42,482      $     63,096
                                                 ------------      ------------

Cost of Goods Sold - Product                          365,531           339,569
                   - Software Amortization            152,060            94,390
                                                 ------------      ------------

                                                      517,591           433,959
                                                 ------------      ------------

Gross Margin on Sales                                (475,109)         (370,863)
                                                 ------------      ------------

Selling, General and Administrative Expenses        1,231,232           549,446
Research and Development                              622,879           153,765
Provision for Doubtful Accounts                          --             136,773
                                                 ------------      ------------

                                                    1,854,111           839,984
                                                 ------------      ------------

Operating Loss                                     (2,329,220)       (1,210,847)
                                                 ------------      ------------

Other Income (Expense)
  Interest Income                                       3,466              --
  Interest Expense                                     (2,827)         (107,638)
                                                 ------------      ------------

                                                          639          (107,638)
                                                 ------------      ------------

Loss Before Income Taxes                           (2,328,581)       (1,318,485)
Income Taxes                                             --                --
                                                 ------------      ------------

Net Loss                                         $ (2,328,581)     $ (1,318,485)
                                                 ============      ============


Loss per share

  Net loss per share                             $       (.11)     $       (.06)
                                                 ============      ============

Average shares outstanding                         20,630,898        21,520,652
                                                 ============      ============


                       See Notes to Financial Statements.



                                 PACKETPORT.COM, INC.
                               STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                            FOR THE NINE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              2001             2002
                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                $(2,328,581)     $(1,318,485)
Add:  Adjustments to Reconcile Net Loss to
      Net Cash Used in Operating Activities:
  Depreciation and Amortization                               342,246          221,307
  Stock and Warrants issued for services                       46,303           89,000
  Amortization of deferred compensation                       100,758           82,188
  Disposal of equipment                                           864           47,872
  Reserve for bad debt                                           --            136,773
  Inventory writedowns                                           --            161,201
Changes in Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable                  (19,240)          73,120
  (Increase) Decrease in Inventory                            (23,070)          29,733
  (Increase) Decrease in Prepaid Expenses                      16,172           (9,908)
  (Increase) Decrease in Other Assets                         150,000             --
  Increase (Decrease) in Accounts Payable                     (73,688)         (11,377)
  Increase (Decrease) in Accrued Expenses                     312,327           69,288
  Increase (Decrease) in Notes Payable - Stockholders            --             (3,000)
  Increase (Decrease) in Deferred Revenue                       4,342          (14,121)
                                                          -----------      -----------

      Net Cash Used in Operating Activities                (1,471,567)        (446,409)
                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Paid Purchase Equipment                                (43,957)         (10,939)
  Capitalized Software Costs                                 (190,845)        (160,218)
                                                          -----------      -----------

      Net Cash Provided By (Used In) Investing
        Activities                                           (234,802)        (171,157)
                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock                      167,500             --
  Proceeds from Advances from Microphase                    1,069,320          621,639
                                                          -----------      -----------

      Net Cash Provided By (Used In) Financing
        Activities                                          1,236,820          621,639
                                                          -----------      -----------

Net Increase (Decrease) in Cash                              (469,549)           4,073

Cash and Cash Equivalents at Beginning of Period              484,025            3,038
                                                          -----------      -----------

Cash and Cash Equivalents at End of Period                $    14,476      $     7,111
                                                          ===========      ===========


                          See Notes to Financial Statements.


                                           6

                              PACKETPORT.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2002
                                   (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION

         Going Concern

         As shown in the accompanying interim financial statements, the Company incurred a net loss of $1,318,485 during the nine months ended October 31, 2002. In addition, cash available at October 31, 2002 is unable to support the Company's operations at present levels through the completion of fiscal year 2003 without the Company raising more capital through public or private financing or extending certain terms with certain vendors. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern. Management plans on obtaining sufficient working capital from planned Private Placements in the near term, setting up strategic partners to reduce future development costs and the expansion of revenue earnings for customers utilizing its existing products. The ability of the Company to continue as a going concern is dependent upon the success of the capital offering or alternative financing arrangements. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

         The Company

         PacketPort.com, Inc. (the "Company") is engaged in the business of manufacturing and marketing computer peripheral hardware and software products for IP Telephony solutions and services that are used for a wide range of telephony applications for the Internet, telecommunications and other data networking industries.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
         Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included in order to make the financial statements not misleading. Operating results for the nine months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003. For further information refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2002.

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

                              PACKETPORT.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2002
                                   (UNAUDITED)


NOTE 3-RESEARCH AND DEVELOPMENT

         Research and development costs are charged to operations as incurred.

         Research and Development Agreements

         On February 29, 2000, the Company entered into a research and development agreement with an unrelated entity to provide research and development services for certain projects for $500,649 payable monthly in equal installments of $125,162 through May 10, 2000. On August 7, 2000, the Company entered into an additional research and development agreement which initially provided for $1,335,261 of total research services payable in monthly installments of $133,526 through May 31, 2001. During the year ended January 31, 2002, the Company terminated the August 7, 2000 agreement and on March 26, 2002, the Company and this entity agreed in principle to mutual releases and tentative payment terms, subject to respective Board of Directors approval as follows:

         1. Promissory note in the amount of $521,416 with interest at prime plus 2%, payments of interest only for the first two years from the closing date, and principal payments commencing in fiscal 2004 through fiscal 2009.

         2. Warrants to purchase 2,000,000 shares of the Company's common stock, at $.05 through April, 2004 valued at approximately $166,000. The fair value of the warrants on the date of the grant was based upon the Black-Scholes stock option pricing model using the following weighted average assumption: annual expected rate of return of $0, annual volatility of 156.00%, risk free interest rate of 5.0% and expected option life of two years.

                  At January 31, 2002 and October 31, 2002, the Company included the tentative amounts due under these agreements in the balance sheet as other liabilities - consultant. The Company and the research entity continue to negotiate the specific payment terms under this settlement agreement.

NOTE 4-RELATED PARTY INFORMATION

         The Company leases approximately 2,000 square feet for $7,500 per month on a month to month basis from Microphase Corporation, a company which concurrently employs the Company's president and vice president. At October 31, 2002, the Company owed Microphase $1,894,438 plus accrued interest of $159,427, included in accrued expenses. Interest expense to Microphase, at an interest rate of prime plus 3%, totaled $92,053 for the nine months ended October 31, 2002.

         The Company's president is the 100% owner of PacketPort, Inc., which owns 4,500,000 shares of the Company's common stock.

         The Company's president and vice president received no compensation for the nine months ended October 31, 2002. At October 31, 2002, the Company owed the Company's president $242,500 plus accrued interest of $26,374, included in accrued expenses. Interest expense to the Company's president, at an interest rate of prime plus 3%, totaled $14,095 for the nine months ended October 31, 2002. The Company also owed $2,000 to the Company's vice president at October 31, 2002.

NOTE 5-EQUITY TRANSACTIONS

         On April 8, 2002, the Company issued 400,000 shares for financial consulting services valued at $44,000.

         On April 10, 2002, the Company issued 500,000 shares for financial consulting services valued at $45,000.

                              PACKETPORT.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2002
                                   (UNAUDITED)


NOTE 6-CONTINGENCIES

         SEC Investigation

         In April 2000, the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

         In April 2002, the staff of the Securities and Exchange Commission advised the Company that it intended to recommend that the Commission file a civil injunctive action against PacketPort.com, Inc. and its officers and directors, alleging violations of Sections 17(a) and 5 of the Securities Act of 1933 ("Securities Act") and Sections 10(b), 13(a) and 13(b)(2)(A) of the Securities Act of 1934 ("Exchange Act") and Rules 10b-5, 13a-1, 13a11, 13a-13 and 13b2-1 thereunder. The staff also advised that it intended to recommend that the Commission file a civil injunctive action against an employee, alleging that he violated
         Section 14(a) of the Exchange Act and Rule 14a-9 thereunder.

         The Company, the officers, directors and the employee believe that these proposed charges are without foundation and intend to vigorously dispute the matter when, and if, charges are filed. To date no charges have been filed.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2002 VS. OCTOBER 31, 2001

         The Company recorded a net loss of $634,987, on revenues of $2,986, for the three months ended October 31, 2002 as compared to a net loss of $415,073 on revenues of $29,232 for the comparable period ended October 31, 2001. This represents a loss per common share of $(.03) for the period ended October 31, 2002 as compared to a loss per common share of $(.02) for the three month period ended October 31, 2001.

         Research and development expenses were $51,739 in 2002 compared to $149,507 in 2001 and selling, general and administrative expenses increased to $172,462 in 2002 from $116,847 for the comparable quarter in 2001.

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

         The Company recorded certain non-cash charges during the quarter ended October 31, 2002 that totaled $340,460. These consisted of the following items:

         1. Inventory write-downs of $156,167 against the Company's DataCrate SS7 product line as a result of continued sluggish demand. Inventory write- downs are included in cost of goods sold - product.

         2. Bad debt expense of $136,421 resulting from non-payment by a foreign customer of $184,379 in outstanding invoices, less returns of $48,058 in DataCrate SS7 inventory and licenses.

         3. Loss on disposal of fixed assets of $47,872, consisting of $204,977 in original cost less $157,105 in accumulated depreciation, for items no longer utilized by the Company. The loss on disposals is included in selling, general and administrative expense.

         The above items constituted approximately 54% of the $634,877 reported loss for the current quarter. Comparable write-offs for the quarter ended October 31, 2001 were only $864.

NINE MONTHS ENDED OCTOBER 31, 2002 VS. OCTOBER 31, 2001

         The Company recorded a net loss of $1,318,485, on revenues of $63,096, for the nine months ended October 31, 2002 as compared to a net loss of $2,328,581 on revenues of $42,482 for the comparable period ended October 31, 2001. This represents a loss per common share of $(.06) for the period ended October 31, 2002 as compared to a loss per common share of $(.11) for the nine month period ended October 31, 2001.

         Research and development expenses were $153,765 in 2002 compared to $622,879 in 2001 and selling, general and administrative expenses decreased to $549,446 in 2002 from $1,231,232 for the comparable period in 2001.

         Cost cutting measures begun in the second half of fiscal 2002 resulted in significant reductions to research and development as well as selling, general and administrative expenses. These measures, designed to conserve cash, also contributed to the delay in the development and introduction of our new products: the DataCrate Soft Central Office and VoicePak USB Phone. The Company expects to introduce these new products by the end of the current fiscal year and, until then, to experience revenue levels comparable to those of the prior year.

         The Company recorded certain non-cash charges during the nine months ended October 31, 2002 that totaled $345,846. These charges, of which $340,460 was recorded during the quarter ended October 31, 2002, consisted of inventory write-downs of $161,201, bad debt expense of $136,773 and the loss on disposal of fixed assets of $47,872.

         The above items constituted approximately 26% of the $1,318,485 reported loss for the current nine month period. Comparable write-offs for the nine month period ended October 31, 2001 were only $864.

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

RESEARCH AND DEVELOPMENT

         Research and development is mandatory in the Voice Over Broadband industries to ensure competitiveness. The Company incurred research and development costs of $153,765 and $622,879 for the nine months ended October 31, 2002 and 2001, respectively. The Company's research and development activities seek to maintain market competitiveness by designing and developing advanced products (communications hardware) and more efficient software products to operate them.

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

         As IP telephony gains increasing market acceptance, the requirement emerges for a new class of platform. New VoIP protocols such as the Media Gateway Control Protocol (MGCP) and the Session Initiation Protocol (SIP) help define a standard environment for applications such as VoIP gateways and IP media servers, which demand connectivity, flexibility, and performance. Fusion/ConvergenceGeneration-TM- (CG) 6000C is a scalable, high-performance development platform for IP telephony solutions. This product has been developed from the ground up to address packet-intensive, convergence applications and is integrated as an important building block of the PacketPort.com gateway.

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

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2002, the Company had a working capital deficit of $1,112,762 as compared to a working capital deficit of $693,521 at January 31, 2002. At October 31, 2002, the Company had cash and cash equivalents of approximately $7,111. Cash used in operating activities of $446,409 for the nine months ended October 31, 2002 primarily consisted of the net loss, offset by non-cash charges for depreciation, amortization, common stock issued for services, amortization of deferred compensation, disposal of equipment, reserve for bad debts and inventory write-downs. The Company also invested $160,218 in software and licenses. Cash used in operating and in investing activities was financed by Microphase Corporation, which advanced the Company an additional $621,639 during the nine month period ended October 31, 2002.

         The Company incurred a net loss of $1,318,485 for the nine months ended October 31, 2002. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of products, and (3) successfully implement its plans to market the products through co-venturers and commissioned sales representatives.

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

         Our success depends upon effective planning and growth management. At October 31, 2002 we had a total of eleven employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

         - release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

         -        potential litigation.


Item 3.           Controls and Procedures

         The Company's present Board of Directors performed an evaluation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then- current report.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which the Board performed their evaluation.

                              PACKETPORT.COM, INC.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In April 2000, the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

         In April 2002, the staff of the Securities and Exchange Commission advised the Company that it intended to recommend that the Commission file a civil injunctive action against PacketPort.com, Inc. and its officers and directors, alleging violations of Sections 17(a) and 5 of the Securities Act of 1933 ("Securities Act") and Sections 10(b), 13(a) and 13(b)(2)(A) of the Securities Act of 1934 ("Exchange Act") and Rules 10b-5, 13a-1, 13a11, 13a-13 and 13b2-1 thereunder. The staff also advised that it intended to recommend that the Commission file a civil injunctive action against an employee, alleging that he violated Section 14(a) of the Exchange Act and Rule 14a-9 thereunder.

         The Company, the officers, directors and the employee believe that these proposed charges are without foundation and intend to vigorously dispute the matter when, and if, charges are filed. To date no charges have been filed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  NONE.

                              PACKETPORT.COM, INC.



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 10th day of December, 2002.


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

                                      TITLE                    DATE


/s/ RONALD A. DURANDO
-----------------------
Ronald A. Durando              Chairman, Chief Executive      December 10, 2002
                               Officer, President


/s/ GUSTAVE T. DOTOLI
-----------------------
Gustave T. Dotoli              Director, Chief Operating      December 10, 2002
                            Officer, Chief Financial
                               Officer

                              PACKETPORT.COM, INC.


   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


         The undersigned, the Chief Executive Officer of Packetport.com, Inc., a Nevada Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Quarterly Report on Form 10-Q for the period ending October 31, 2002, (the "Report") shortly before the certification was provided.

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

         In witness whereof, I have executed this certification as of the 10th day of December, 2002.

/s/ Ronald A. Durando
-----------------------
Name: Ronald A. Durando
Chief Executive Officer

                              PACKETPORT.COM, INC.


   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


         The undersigned, Chief Financial Officer of Packetport.com, Inc., a Nevada Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

         (1) I reviewed in detail the Quarterly Report on Form 10-Q for the period ending October 31, 2002, (the "Report") shortly before the certification was provided.

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

         In witness whereof, I have executed this certification as of the 10th day of December, 2002.


/s/ Gustave T. Dotoli
-----------------------
Name: Gustave T. Dotoli
Chief Financial Officer