Form 10KSB
period 2003-01-31
PACKETPORT COM
filed 2003-05-22
CIK 833203

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2003


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

                                 Yes /X/ No / /

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

          State issuer's revenues for its most recent fiscal year. $70,962; of which $44,691 is from continued operations

         As of May 16, 2003 the aggregate market value of the voting stock held by non-affiliates was approximately $197,284.

         Number of shares outstanding of the issuer's common stock, as of April 30, 2003 was 21,746,020.

ITEM 1. DESCRIPTION OF BUSINESS (Continuing Operations)

GENERAL BUSINESS

          PacketPort.com, Inc., a Nevada Corporation, is engaged in the business of marketing IP Telephony solutions for a wide range of telephony applications. At the heart of its product was the VoicePak Soft Central Office (S.C.O.), which provided a powerful way to capitalize on the benefits of Internet Protocol (IP) Telephony to lower operational costs and improve productivity. The S.C.O. incorporated the VoicePak Call Agent, VoicePak Gateway, VoicePak Integrated Access Device (IAD) and Universal Serial Bus (USB) Phone into its product suite, enabling On-net to On-net, On-net to Off-net and Off-net to On-net IP Telephony business solutions utilizing the flexible packet architecture.

          On March 21, 2003, PacketPort.com, Inc. (The Company) disclosed that it was negotiating the sale of its intellectual property software core and related assets. The present market for soft switch and gateway products is very competitive, which is why the Company was seeking to sell the intellectual property. The Company had determined that the future business focus will be the manufacture and sale of customer premises telephony products while providing ancillary services to customers pursuant to a license agreement that was negotiated. The decision to sell the intellectual property related to the Company's soft switch and gateway technology resulted in a substantial cash infusion as well as other consideration. The Company believes this will enable the successful commercialization of its operations and focus on a segment of the IP telephony industry in which the Company believes it can compete.

         On May 16, 2003, the Company completed the sale of these properties for $925,000.

          With the sale of the intellectual property, the Company has retained 500,000 end point licenses for its use. The Company will no longer be engaged in the development of intellectual property that pertains to the IP Telephony core software. The four employees associated with the development and marketing of the intellectual property have been transferred to the acquiring company.

         Moving forward, the Company will provide commercialized solutions using the retained platform licenses for the VoicePak Soft Central Office (S.C.O.), MGCP Call Agent and Gateway. Furthermore, the Company will continue to provide the VoicePak Integrated Access Devices (IAD) and USB Phones as strategic commercialized solutions.

THE MARKET FOR IP TELEPHONY

         Deregulation and the Internet have revolutionized the 100-year old public telephone network worldwide. Up and coming next generation service providers are beginning to drive global territorial stakes in the telecom terrain. The dramatic rise in Internet use and accompanying growth in data traffic have led service providers to make major investments in high-capacity, packet-based networks to meet consumer demand. On the other hand telecom carriers have dominated the market with services such as IP Centrex for years, but are limited to the geographical area of the Central Office (CO). Internet Protocol (IP) voice technology removes this limitation and is inherently suited to hosted voice services because of its distributed nature. While wide-ranging accessibility of many IP voice services have been limited to date, Allied Business Intelligence, Inc. (ABI) reported that the combined worldwide revenues for hosted VoIP services, including IP-PBX, video-conferencing, contact center and unified communications are expected to grow from $46 million in 2001 to $36.5 billion in 2008.

TECHNOLOGY OVERVIEW

          PacketPort.com provides IP Telephony solutions and services for a wide range of telephony applications for the Internet. PacketPort.com has a complete line of Voice-Over-Broadband products. These products extend the capabilities of DSL, cable, wireless, T1, E1 and SS7/C7, enabling a variety of bundled services, including multiple lines of Voice and Fax-over IP, in addition to high-speed Internet access. The Company's products utilize the best of class components from Sun Microsystems, NMS Communications and Oracle Corporation.

          The Company's customer premise devices consists of a stand-alone network or IP connected VoicePak IAD and the handset-only VoicePak USB Phones which is used to initiate calls on the Internet from the convenience of a personal computer. These devices are licensed with the VoicePak software to provide a host of IP Telephony services and solutions.

         The VoicePak platforms use Sun Microsystems, Inc.'s SPARCS Solaris operating systems through a WEB Browser interface that manages the Operational, Administration, Maintenance and Provisioning (OAM&P).

          In addition, Designer Labs provides the SS7/C7 signaling layer, which inter-operates with the VoicePak Gateway, and controls calls over long distance circuit-switched networks.

          PacketPort.com, Inc. currently has the following licensed product suites: VoicePak Gateway, VoicePak Database, VoicePak Call Agent, VoicePak Integrated Access Device (IAD), and the VoicePak USB Phone.

VOICEPAK GATEWAY

         PacketPort.com's VoicePak Gateway is a flexible IP switching gateway. The VoicePak Gateway supports Media Gateway, Signaling Gateway, and Media Gateway Controller functions. The Gateway offers smooth growth, open software architecture, multiple compression standards, easy management, and built-in billing support. The VoicePak Gateway represents the fourth generation of telephony products based on evolving voice technology at PacketPort.com, Inc.

VOICEPAK S.C.O., SOFT CENTRAL OFFICE

          PacketPort.com's Soft Central Office, VoicePak S.C.O., represents a robust implementation of Class V and Class IV featured Central Office utilizing a WEB Browser intelligent Command Console providing OAM&P. The S.C.O. provides High Definition Routing rules that can be utilized for carrier and calling card applications. Additionally, the S.C.O. provides Real-Time Billing for applications such as Prepaid Calling Cards. The VoicePak S.C.O. and Gateway eliminates the need for a Class IV switch. The VoicePak S.C.O. product delivers a complete engineered end-to-end IP solution.

VOICEPAK CALL AGENT

          The VoicePak Call Agent is an intelligent soft switch providing control of Media Gateway Control Protocol (MGCP), edge devices such as the VoicePak IAD and USB Phone utilizing a redundant fully meshed network configuration of multiple S.C.O. database and Call Agent platforms. The Call Agent and associated S.C.O. Database provides the control of intelligence to the IAD and USP Phones.

VOICEPAK: INTEGRATED ACCESS DEVICE

         PacketPort.com's IAD, VoicePak, uses standard Media Gateway Control Protocol (MGCP) and is designed to work with the VoicePak Soft Central Office. The VoicePak IAD resides at a subscriber's premises, providing standard local telephone service via telephone ports and data services via standard Ethernet connection to the subscriber's internal local area network (LAN). The VoicePak enables the subscriber's voice and fax traffic to be merged with the subscriber's data traffic onto a single copper pair DSL connection or any other type of broadband connection.

VOICEPAK: USB PHONE

         PacketPort.com's VoicePak Phone is designed to work with VoicePak Soft Central Office. In conjunction with PacketPort.com's software, the VoicePak Phone becomes a cross-platform business VoIP solution. It is compatible with Microsoft Windows operating systems and has a built-in microphone, speaker, USB interface, DSP, and volume control. As a consumer product, the VoicePak Phone requires no additional drivers and works in conjunction with popular telephony programs, such as Dial Pad and Net2Phone.

ARCHITECTURE

          PacketPort.com's products are designed as open system platforms with a full set of enabling technologies, pre-packaged programs and Application Program Interface (API) tool set supporting IP to Public Switched Telephone Network
(PSTN) communication applications. The VoicePak product family is intended to provide a commercialized solution for building IP telephony communication networks.

          VoicePak's architecture is focused on the mission creating critical solutions with the same reliability of communication services that the public switched networks offer today. To achieve this reliability, VoicePak is based on proven system platforms, signaling and operating systems. These platforms include UNIX (Solaris) Operating Systems, Sun Microsystems Servers, and SS7 signaling control. All of these system components are found in many networks and have proven their performance with a high level of reliability.

          It is PacketPort.com, Inc.'s objective to generate new revenue through its licensed business partner program. The VoicePak product family takes advantage of the best of existing networks, has the price advantage of open systems, and leverages new communication software applications.

          The benefits of PacketPort.com's architecture are: 1) open API, 2) platform reliability, availability, and scalability, and 3) Network Edge Intelligence.

RESEARCH AND DEVELOPMENT

          The Company incurred research and development expenses from continuing operations of $530,624 and $48,199 for the years ended January 31, 2002 and 2003, respectively. The Company's research and development activities will maintain market competitiveness by designing and developing world class products.

          The Company's product solutions include an open API which provides the flexibility needed to develop a wide range of business solutions for implementing various IP Telephony services, such as: On-net to On-net, On-net to Off-net and Off-net to On-net.

         Future R&D will be done either in-house or out sourced to state-of-the-art technology houses to develop leading edge technology.

TECHNOLOGY RELATIONSHIPS

         The Company's strong technology and quality product designs have led to several technology relationships over the last few years. The more significant relationships are outlined below.

IRIS NETWORKS

          Iris Networks granted, pursuant to the license agreement dated as of May 16, 2003 (the PKPT License Agreement), 500,000 subscriber licenses to be used in its business partner programs.

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

EYEP MEDIA SA

          EyeP Media, based in Yverdon-les-bains, Switzerland, develops, in partnerships with its customers, PC based software products for deployment in the compelling next-generation IP telephony market. The solutions are based on standard protocols such as H.323, MGCP, Session Initiated Protocol (SIP), H.248 and run under various operating systems: Windows (inclusive of Windows CE), UNIX and Linux, PacketPort and EyeP Media reached an agreement in March 2002 for the development of a MGCP PC soft phone client, which controls the VoicePak USB Phone and provides many of the Class V features available form the VoicePak S.C.O. and Call Agent. The addition of the VoicePak PC Soft Phone to the Company's product family will add a valuable link to PacketPort's complete engineered end-to-end IP solution.

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

DESIGNER LABS

         Designer Labs is a telecommunications software company based in New Hampshire that specializes in intelligent network or Signaling System 7(SS7) solutions for switched circuit and IP-based services. SS7 is essentially a data network that runs parallel to the network of switches that carries voice traffic over the public switched telephony network. The SS7 network provides for a "signaling layer" that carries information about line and phone status conditions (busy, out of service, etc.) between switches in the network, thereby helping to make the network more efficient and intelligent. SS7 also uses specialized databases that contain call routing information, making it possible, for example, for a telephone switch to route a call to a secondary phone number if the primary number is unavailable. Designer Labs has partnered with us to develop SS7 signaling services that allow SS7 to be harnessed as a signaling mechanism for the transport of voice over IP networks. This allows our VoicePak Gateway to offer the same intelligent network services for IP Telephony network applications.



MARKETING

          The Company will market its products and solutions through business partner programs. In addition, the Company's marketing program consists of exhibiting at trade shows, speaking engagements, and demonstrations of our technology to companies who are key prospects for strategic relationships. The Company's tagline "Enabling Bundled Services Over Broadband" echoes the flexible packet architecture of our product in meeting the long-term needs of the market.

         Our objective is to provide premier solutions within the IP voice business sector incorporating the following key elements in our strategy:

          -         Leverage our technology platforms;

          -         Expand and broaden our customer  base;

          -         Expand our Global Sales;

         Although the Company's products have received recognition, the market for IP Telephony solutions has becomes more competitive, and differentiation is increasingly feature based, demand is rapidly rising for high port density and multi-feature systems which the Company's product lines address.

SALES

          The Company will form new business partners that will utilize the 500,000 subscriber licenses from the PKPT License Agreement.

          These business partners will then be capitalized with third party investments. At all times the Company will own and control more than 10% of the outstanding voting interests of such entities. The new companies would meet the requirements of a "seller affiliate" under the terms of the PKPT License Agreement for purposes of the "End User License Agreements".

BACKLOG

         As of February 1, 2003 the Company had no backlog.

CUSTOMER SUPPORT AND WARRANTY

         The Company offers a one year warranty on all products. Customers are entitled to receive telephone hotline access, field support and periodic software updates. Customers return defective product for repair to PacketPort.com, Inc. Costs incurred as a result of "In Warranty" repairs and returns have not been material in the past.

COMPETITION

          The Company's markets are extremely competitive. Competitors of the Company's various product lines include:

          For the VoicePak Flexible Packet gateway (including S.C.O.  products):
Clarent,  Nu-Era,   VocalTec,  Sonus  Networks,   Cisco,  Inter-Tel,  and  other
companies, such as Nortel and Lucent.

          For the VoicePak IAD device: Audiocodes, MediaTrix, TollBridge, Cisco, and VocalTec have introduced competing hardware/software devices.

          For the VoicePak Phone: Digital Service Group, QiiQ Communications, Welltech and Zipcom offer similar phones.

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


PATENTS, TRADEMARKS & COPYRIGHTS

          The Company has obtained a registration for its VoicePak TM - trademark from the U.S. Patent and Trademark Office.


EMPLOYEES

         As of January 31, 2003 the Company has two executive officers, three software developmental engineers, two sales and marketing personnel, one technical support personnel, and one staff accountant for a total of nine employees. As a result of the intellectual property sale the three software development engineers and one marketing personnel were moved to the acquiring company. Moving forward the Company anticipates hiring additional technical support, sales and marketing personnel commensurate with revenue growth.

ITEM 2. PROPERTIES

         The Company is located at 587 Connecticut Ave, Norwalk, CT and leases approximately 2,000 square feet for $7,500 per month including administrative support services on a month-to-month basis, from Microphase Corporation, a related party.

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

         The Company, the officers, directors and the employee believe that these proposed charges are without foundation and intend to vigorously dispute the matter when, and if, charges are filed. To date, no charges have been filed.

          From time to time the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

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

                         FISCAL YEAR ENDING JANUARY 31,

                          2002                               2003
                  HIGH             LOW                HIGH             LOW

1st quarter      $  .55          $  .23              $  .12           $  .05
2nd quarter      $  .40          $  .17              $  .12           $  .04
3rd quarter      $  .19          $  .10              $  .11           $  .03
4th quarter      $  .14          $  .05              $  ,08           $  ,01


SHAREHOLDERS

          As of May 15, 2003, there were 947 shareholders of record of the Common Stock of the Company. The Company estimates, based on prior shareholder mailings, that holdings in "street name" represent approximately 4,333 additional beneficial shareholders for a total of approximately 5,280 shareholders of the Company.

DIVIDENDS

         The Company has not declared any dividends since its inception and, due to its anticipated need for all revenue generated by the Company's operations to be used to operate the Company's business, has no intention of paying any cash dividends in the immediate future.

ISSUANCES OF THE COMPANY'S SECURITIES DURING FISCAL 2003

         The following is a description of transactions in which the Company issued its securities during the fiscal year ended January 31, 2003:

(1) The Company issued 400,000 shares of its common stock in April 2002 to a financial consultant for services performed throughout fiscal year 2003. These shares were valued at $44,000, or $.11 per share, based upon the market value on the date of issuance.

(2) The Company issued 500,000 shares of its common stock in April 2002 to another financial consultant for services performed throughout fiscal year 2003. These shares were valued at $45,000, or $.09 per share, based upon the market value on the date of issuance.

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

RESULTS OF CONTINUING OPERATIONS

         Twelve months ended January 31, 2003 vs. January 31, 2002 from continuing operations:

NET LOSS

         The Company reported a net loss from continuing operations of $891,539 for fiscal 2003 as compared to a net loss from continuing operations of $1,672,327 for the prior fiscal year. This represents a loss per share from continuing operations of $(.04) for the fiscal year ended January 31, 2003 compared to a loss per share from continuing operations of $(.08) for the fiscal year ended January 31, 2002.

         This $780,788 decrease in the net loss from continuing operations was primarily due to the following factors:

         Cost of goods sold from continuing operations decreased by $31,910 primarily due to amortization of capitalized software during fiscal year ended January 31, 2002, on software that was written off at January 31, 2002. There was no software amortization expense from continuing operations during the fiscal year ended January 31, 2003.

         Selling, general and administrative expenses from continuing operations decreased by $169,566 in fiscal 2003 compared to fiscal 2002 due to further curtailments in marketing and investor relations programs, reduced headcounts, reduced legal and professional expenses and reduced stock-based compensation.

         Research and development expenses from continuing operations decreased by $482,425 in the current year due to the transfer of programs conducted by outside entities, primarily Georgia Tech Research Institute, to in-house engineering departments, and reduced headcounts.

         In addition, the Company wrote off $137,000 of impaired capitalized software, excluding $97,824 in write-offs attributed to discontinued operations, during fiscal year ended January 31, 2002 and none during fiscal year ended January 31, 2003.

REVENUES

         For the year ended January 31, 2003, revenues from continuing operations increased by $30,374 from the year ended January 31, 2002, from $14,317 to $44,691. Management expects increased sales to commence in the second half of fiscal 2004 as the Company plans to commence delivery of the new VoicePak Soft Central Office (S.C.O.), a large scale intelligent back office management package, and the new VoicePak Phone and Integrated Access Device.

COST OF GOODS SOLD

         Cost of goods sold from continuing operations for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization were $77,186 and $109,096 for the years ended January 31, 2003 and 2002, respectively. This constituted approximately 173% and 762% of revenues for the years ended January 31, 2003 and 2002, respectively. Excluding software amortization, cost of goods sold from continuing operations for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $77,186 and $40,596, or 173% and 284% of revenues, for the years ended January 31, 2003 and 2002 respectively.

         The cost of goods sold varies with each product line, with software having less material cost than hardware. The primary costs incurred by the Company in fiscal 2003 for continuing operations are for support provided by quality control personnel and fixed manufacturing department overhead expenses.

         Management attributes the decrease in cost of goods sold for fiscal year 2003 as compared to fiscal year 2002, as a percentage of revenues, to the following:

          (1) The effect of decreased software amortization on a larger amount of sales.

          (2) The effect of increased manufacturing overhead expense from continuing operations on a larger amount of sales.

         Software amortization costs from continuing operations for the years ended January 31, 2003 and 2002, were $0 and $68,500 respectively. These amounts were 0% and 478% of revenues for the years ended January 31, 2003 and 2002, respectively, and are included in the Cost of Goods Sold total percentage of 173% and 762% for the above periods being presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses from continuing operations for the fiscal years ended January 31, 2003 and 2002 were $661,987 and $831,553 respectively. This constituted approximately 1,481% and 5,808% of revenues from continuing operations for the fiscal years ended January 31, 2003 and 2002, respectively. The decrease in expenses is attributable to the planned cutbacks in marketing and investor relations programs, reductions in legal and professional services, and reduced stock-based compensation and headcounts.

NET LOSS PER SHARE

          For the years ended January 31, 2002 and 2003 the company reported a net loss per share of ($.15) and ($.09) based upon weighted average shares outstanding of 20,685,121 and 21,575,609, respectively.

          The net loss per share consisted of a loss per share from continuing operations of ($.08) and ($.04) for fiscal 2002 and 2003, as discussed above, and ($.07) and ($.05) for fiscal 2002 and 2003, from discontinued operations as discussed below.

CRITICAL ACCOUNTING POLICIES

Restatement to Segregate Discontinued Operations

          Effective January 31, 2003, the Company discontinued operations relating to the design and development of the intellectual property core software. These former activities have been accounted for as discontinued operations in the current financial statements. Condensed financial information for theses discontinued operations is summarized below for fiscal years ended January 31, 2002 and 2003.

                                                 2002                  2003
                                              ---------              ---------

         Total Revenues                      $  357,475            $    26,271
         Cost of Goods Sold                    (767,372)              (598,001)
                                              ---------              ---------
         Gross Margin                          (409,897)              (571,730)
         Expenses                            (1,043,104)              (396,348)
                                              ---------              ---------

         Loss From Discontinued Operations  $(1,453,001)           $  (968,078)
                                              =========              =========


ASSETS HELD FOR SALE

         In conjunction with the formal plan to discontinue certain operations, the Company identified several assets which it plans to sell within the upcoming year. These are included in "Assets Held for Sale," pursuant to SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets."


Assets Held for Sale was comprised of the following items at January 31, 2003

         Inventory                                            $  76,188
         Fixed Assets (net of $46,589
           accumulated depreciation)                             18,486
         Licenses (net of $87,500
           accumulated amortization)                             87,500
         Capitalized Software (net of $162,275
           accumulated amortization)                            388,041
                                                                -------
                                                              $ 570,215
                                                                =======

RESEARCH, DEVELOPMENT AND CAPITALIZATION OF SOFTWARE

         The Company incurred research, development and capitalized software and licencing costs of $235,955 and $798,918 for the fiscal years ended January 31, 2003 and 2002 respectively, excluding discontinued research and development costs of $143,338 and $232,077, respectively.

         It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product and licences purchased from third parties. For the fiscal year ended January 31, 2003 and 2002 the amounts capitalized were $187,756 and $268,294, respectively. These amounts consist of internal salaries, licenses and research department overhead costs. During the fiscal year ended January 31, 2003, the Company expensed an additional $137,000 in software impairment loss excluding $97,824 included in discontinued operations. The decrease in research and development expenses for 2003 was due to the completion of our new product designs, headcount reduction and the transfer of programs conducted by outside entities, primarily Georgia Tech Research Institute, to in-house engineering departments during the first half of the fiscal year ended January 31, 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations, if any.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring." SFAS No. 146 requires that a liability at fair value for a cost associated with an exit or disposal activity be recognized when the liability is incurred. However, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.


In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The Company does not expect the adoption of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 will have a significant impact on its consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

          At January 31, 2003 the Company had a working capital deficit of $2,361,781 as compared to a working capital deficit of $693,521 at January 31, 2002. At January 31, 2003 the Company had cash and cash equivalents of $342. Cash used in operating activities from continuing operations of $429,818 for the year ended January 31, 2003 primarily consisted of the net loss, offset by non-cash charges for depreciation and common stock issued for services and increases in accrued expenses of $114,409 and stockholders notes payable of $95,000. The Company also received an additional $774,416 extension of credit from Microphase Corporation. Cash used for discontinuing operations totalled $316,355 during the fiscal year ended January 31, 2003.

          The Company incurred a net operating loss of $1,859,617 for the year ended January 31, 2003. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its deployment of products and solutions, and (3) successfully implement its plans to market business solutions through its business affiliates.

          We do expect that, in connection with the anticipated growth of the Company's products and solutions, we will be able to generate revenue and attract investors through public or private offerings of our common stock or otherwise obtain financing. However, there can be no assurance that the Company's efforts to attain profitability will be successful, that the Company will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the company to realize its plans.

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

RISK FACTORS

WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORESEEABLE FUTURE.

          We expect operating losses and negative cash flow for the foreseeable future as we must invest in marketing and promotional activities, acquisitions, and leading edge technologies. We cannot be certain when and if we will achieve sufficient revenues in relation to expenses to become profitable. We believe that increasing our revenues will depend in large part on our ability to:

          - offer programs and products that are attractive to telephonic customers;

          - increase awareness of our product solutions, and develop effective marketing and other promotional activities to drive our volume to profitable levels;

          -         provide our customers with superior products; and

          -         develop strategic business relationships.

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

          - our ability to create and deploy products with competitive features;

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

         Our success depends upon effective planning and growth management. Excluding part-time employees, at January 31, 2003 we had a total of eleven employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no changes in, or disagreements with, the Company's certified public accountants during the fiscal years ended January 31, 2002 and 2003.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         DIRECTORS AND OFFICERS. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions and offices with the Company presently held by them.

CURRENT DIRECTORS

1. MR. RONALD A. DURANDO, Age 46. Mr. Durando is a co-founder of mPhase, a small public technology company, and has served as its President and Chief Executive Officer since its inception in October 1996. Prior to joining mPhase Technologies, Inc., Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. In addition, Mr. Durando is concurrently employed as an officer of Microphase Corporation, a leading developer of telecommunications technology. He is also Chairman of the Board of Janifast Limited, for operational and manufacturing companies in Hong Kong and China. On November 26, 1999 Mr. Durando became the Company's Chairman, Chief Executive Officer and President. He is the 100% owner of PacketPort, Inc.

2. MR. GUSTAVE T. DOTOLI, Age 68. Gustave T. Dotoli has served as the Chief Operating Officer of mPhase since October 1996. In addition, Mr. Dotoli is of concurrently employed by Microphase Corporation. He is formerly the President and Chief Executive Officer of the following corporations: Imperial Electro-Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc. and Met Pack, Inc. Mr. Dotoli received a B.S. degree in Industrial Engineering from Fairleigh Dickinson University in 1959. On November 26, 1999 he was elected to the Board of Directors and became the Company's Vice President, and Chief Operating Officer.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation for the years ended January 31, 2003, 2002 and 2001 paid to the Company's Chief Executive Officer and the other named executive officers whose compensation is required to be disclosed pursuant to Item 402(a)(2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended:

                                                    ANNUAL
                                               COMPENSATION (1)      AWARDS
NAME AND UNDERLYING   FISCAL     SALARY   BONUS  OTHER ANNUAL        SHARES
PRINCIPAL POSITION     YEAR        ($)     ($)  COMPENSATION ($)    OPTIONS

Ronald Durando         2003         -        -    $100,000                  -
Chairman, Chief        2002         -        -    $100,000                  -
 Executive Officer,    2001         -        -    $530,000  (2)       550,000
 President

Gustave Dotoli         2003         -        -           -                  -
 Director, Chief       2002         -        -                              -
 Operating Officer     2001         -        -    $ 30,000  (2)       450,000


(1) Columns entitled "Restricted Stock Award(s)", "LTIP Payouts", and "All Other Compensation" have been excluded because they are not applicable to any fiscal year covered by this table.

(2)      Includes $30,000 annual directors stipend.

         None of the officers received options during fiscal 2002 and fiscal
2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of April 30, 2003 certain information regarding the beneficial ownership of shares of our common stock:

          -    by each director;

          - by each person who is known by us to beneficially own 5% or more of the outstanding shares of common stock;

          - by each of our executive officers named in the summary compensation table; and

          -    by all of our executive officers and directors as a group.

                                              COMMON STOCK,
                                                 OPTIONS
                                                AMOUNT AND      PERCENTAGE
                                                 NATURE OF       OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER (1)    BENEFICIAL OWNERSHIP  STOCK(2)

Ronald A. Durando (3) (4)                    6,620,000              27.8%
Gustave Dotoli (5)                           1,150,000               5.2
                                             ---------------------------

All executive officers and directors as
a group (2 people)                           7,770,000              33.0%
                                             ===========================

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Ave., Norwalk, CT 06854

(2) Unless otherwise indicated, Packetport.com, Inc. believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 21,746,020 shares outstanding on April 18, 2003, with respect to each such person holding options or warrants to purchase shares that are exercisable within 60 days after April 18, 2003, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants or options: Ronald A. Durando - 550,000 options and 1,500,000 warrants; Gustave Dotoli - 450,000 options.

(3)       Includes 4,500,000 shares held by Packetport, Inc.

(4) Includes warrants to purchase 1,500,000 shares held by PacketPort, Inc.

(5) Does not include 600,000 shares held by family members which Mr. Dotoli renounces beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The Company's management is associated by employment at and/or ownership of a related group of companies, including Microphase Corporation, mPhase Technologies, Inc. and Janifast Limited As a result of such associations, the Company's management in the future may have conflicting interests with these companies. Mr. Durando is and Mr. Dotoli is not a director of Janifast Limited. Mr. Durando and Mr. Dotoli are both directors and executive officers of mPhase Technologies, Inc. Mr. Durando and Mr. Dotoli are not directors of Microphase Corporation. Transactions between these companies are subject to each company's conflict of interest policies.

         Ronald A. Durando and Gustave T. Dotoli, the Company's President and Vice President, respectively, are officers and Ronald Durando is a shareholder of Microphase Corp., a privately held Connecticut corporation. The Company leases approximately 2,000 square feet from Microphase Corporation, for $7,500 per month including administrative support services, on a month to month basis.

         Janifast Limited is a privately held Hong Kong corporation, of which Ronald A. Durando and Gustave T. Dotoli are controlling shareholders with an aggregate ownership interest of approximately 45%. Janifast Limited owns 100% of Janifast Telecommunications (Nanhai) Co., Ltd., which is a manufacturing facility located in mainland China. The two companies collectively called Janifast are tasked with producing the Company's VoicePak Phone. During the years ended January 31, 2002 and 2003, the Company purchased inventory components worth $13,078 and $30,189, respectively for Janifast. The inventory components are being used by Janifast Limited in its manufacture of the Company's VoicePak Phone for which Janifast has shipped and billed the Company $15,408 through January 31, 2003.

         The Company's president is the 100% owner of PacketPort, Inc. The Company's president earned executive consulting fees of $100,000 for each of the fiscal years ended January 31, 2002 and 2003. The Company's vice president received no compensation for either fiscal year.

          The Company owed the Company president $242,500 and $342,500 at January 31, 2002 and 2003, respectively. These amounts, which are included in notes payable-stockholder, consist of $42,500 in cash advances from the Company president in January 2001 and $100,000 in unpaid executive consulting fees for each of the three fiscal years ended January 31, 2001, 2002 and 2003. During the fiscal year ended January 31, 2002, the president charged the Company interest at a rate of prime plus 3%. Effective January 31, 2002 the Company and the president agreed to combine the outstanding balances on that date into a note payable with terms as follows: The note is subject to interest at prime plus 3%. Principal of $100,000, plus accrued interest, was payable on January 31, 2003. The balance of $242,500, plus accrued interest, is payable on January 31, 2004. No principal or accrued interest was paid to the Company president during fiscal year ended January 31, 2003. The Company and Company president mutually agreed to extend the January 31, 2003 payment due to within the following fiscal year. The unpaid $100,000 consulting fee for fiscal year ended January 31, 2003, plus accrued interest at prime plus 3% is due by January 31, 2004. The Company also owed the Company vice president $5,000 for a January 2002 cash advance which was repaid in February 2002. The Company incurred interest expense to the Company's president of $12,279 and $18,491 which are included in accrued expenses.

          The Company owed Microphase Corporation $1,272,799 and $2,047,215 at January 31, 2002 and 2003, respectively, as a result of cash advances, unpaid rent, and payments made by Microphase Corporation on behalf of the Company. During the year ended January 31, 2002, Microphase charged the Company interest at a rate of prime plus 3%. Effective January 31, 2002 the Company and Microphase agreed to combine the outstanding balances at that date into a note payable with terms as follows: Principal of $300,000, plus accrued interest, payable on January 31, 2003; $400,000, plus accrued interest, is payable on January 31, 2004; the balance of $579,799, plus accrued interest, is due on January 31, 2005. The note is subject to interest at prime plus 3%. No principal or accrued interest was paid to Microphase during fiscal year ended January 31, 2003. The Company and Microphase mutually agreed to extend the January 31, 2003 payment due date to within the following fiscal year. Additional advances made by Microphase during fiscal year ended January 31, 2003 totaled $774,416. These advances plus accrued interest at prime plus 3%, are due by January 31, 2004. The Company incurred interest expense to Microphase Corporation of $67,374 and $127,762 for fiscal years ended January 31, 2002 and 2003, respectively. These amounts are included in accrued expenses.

         Janifast owed the Company $13,078 and $27,859 at January 31, 2002 and 2003, respectively. These amounts, which are included in prepaid expenses and other current assets at each year end, represent VoicePak Phone inventory components that the Company purchased on behalf of Janifast, less amounts billed to the Company by Janifast for completed VoicePak Phones.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A)(1) FINANCIAL STATEMENTS.

         The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules.............................F-1

Report of Independent Certified Public Accountants......................F-2

Balance Sheet - January 31, 2003........................................F-3

Statements of Operations-Two years ended January 31, 2002
 and 2003...............................................................F-4

Statements of Changes in Stockholders' Equity (Deficit)-Two years ended January 31, 2002 and 2003........................................F-5

Statements of Cash Flows-Two years ended January 31, 2002
 and 2003...............................................................F-6

Notes to Financial Statements...........................................F-7


         (B) REPORTS ON FORM 8-K

                  NONE

         (C) EXHIBITS

                  See Exhibit Index (a) 1 - Page 23.

                              PACKETPORT.COM, INC.
                              FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED JANUARY 31, 2003



                                                                            PAGE

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Certified Public Accountants                           F-2

Balance Sheet - January 31, 2003                                             F-3

Statements of Operations-Two years ended January 31, 2002
  and 2003                                                                   F-4

Statements of Changes in Stockholders' Equity (Deficit)-Two
 years ended January 31, 2002 and 2003                                       F-5

Statements of Cash Flows-Two years ended January 31, 2002
  and 2003                                                                   F-6

Notes to Financial Statements                                                F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders
PacketPort.com, Inc.
Norwalk, Connecticut



         We have audited the accompanying balance sheet of PacketPort.com, Inc. as of January 31, 2003 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacketPort.com, Inc. as of January 31, 2002 and 2003 and the results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $1,859,617 during the year ended January 31, 2003, and the existing cash is insufficient to fund the Company's cash flow needs for the next year. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ RADIN, GLASS & CO., LLP
                                             Certified Public Accountants

New York, New York
May 16, 2003

                              PACKETPORT.COM, INC.
                                  BALANCE SHEET
                                JANUARY 31, 2003

      ASSETS

 Cash and Cash                                                     $        342
 Accounts Receivable                                                      6,118
 Inventory                                                               54,217
 Prepaid Expenses and Other Current Assets                               29,939
 Assets Held for Sale, Net                                              570,215
                                                                   ------------
      Total Current Assets                                              660,831
                                                                   ------------

Machinery & equipment:
 Machinery & Equipment, at cost                                         346,302
 Less: Accumulated Depreciation                                        (213,736)
                                                                   ------------

 Machinery & Equipment, net                                             132,566
                                                                   ------------

Other Assets:
 Software                                                                15,000
                                                                   ------------
      Total Other Assets                                                 15,000
                                                                   ------------
      Total Assets                                                 $    808,397
                                                                   ============


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts Payable                                                  $    588,774
 Taxes Payable                                                            1,000
 Deferred Revenue                                                        34,726
 Accrued Expenses                                                       581,196
 Current Portion Notes Payable-Stockholders                             342,500
 Current Portion Note Payable - Microphase Corporation                1,474,416
                                                                   ------------
      Total Current Liabilities                                       3,022,612
                                                                   ------------

Other Liabilities:
 Note Payable - Microphase, net of current portion                      572,799
 Other Liabilities - consultant                                         687,414
                                                                   ------------
      Total Other Liabilities                                         1,260,213
                                                                   ------------
      Total Liabilities                                               4,282,825
                                                                   ------------

Stockholders' equity (deficit):
 Common Stock, $.003 Par Value, 24,900,000 shares
  authorized, 21,746,020 shares issued and outstanding                   65,238
Capital in Excess of Par Value                                       22,182,380
Deferred Compensation                                                   (67,813)
Accumulated Deficit                                                 (25,654,233)
                                                                   ------------
  Total Stockholders' Equity (Deficit)                               (3,474,428)
                                                                   ------------
  Total Liabilities and Stockholders' Equity (Deficit)             $    808,397
                                                                   ============

    The accompanying notes are an integral part of these financial statements.



                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS


                                                              FOR THE YEAR ENDED
                                                                  JANUARY 31,
                                                            2002           2003
                                                       ------------    ------------
                                                       (As Restated)
Revenues                                               $     14,317    $     44,691
                                                       ------------    ------------

Cost of Goods Sold:
 Product                                                     40,596          77,186
 Software Amortization                                       68,500            --
                                                       ------------    ------------

      Total Cost of Goods Sold                              109,096          77,186
                                                       ------------    ------------

Gross Margin On Sales                                       (94,779)        (32,495)
                                                       ------------    ------------

Selling, General and Administrative Expenses                831,553         661,987
Research and Development                                    530,624          48,199
                                                       ------------    ------------

                                                          1,362,177         710,186
                                                       ------------    ------------
Operating Loss                                           (1,456,956)       (742,681)
                                                       ------------    ------------

Other Income (Expense):
 Impairment of Software                                    (137,000)           --
 Interest Income                                              3,472            --
 Interest Expense                                           (80,843)       (147,858)
                                                       ------------    ------------

                                                           (214,371)       (147,858)
                                                       ------------    ------------

Loss From Continuing Operations, Before Income Taxes     (1,671,327)       (890,539)

Loss From Discontinued Operations, Net of Income
  Taxes of $0                                            (1,453,001)       (968,078)

Income Taxes                                                 (1,000)         (1,000)
                                                       ------------    ------------

Net Loss                                               $ (3,125,328)   $ (1,859,617)
                                                       ============    ============


Loss Per Share:

Net loss per share from:

  Continuing Operations                                $       (.08)   $       (.04)
  Discontinued Operations                                      (.07)           (.05)
                                                       ------------    ------------
                                                       $       (.15)   $       (.09)
                                                       ============    ============

Weighted Average Number of Shares Outstanding            20,685,121      21,575,609
                                                       ============    ============


    The accompanying notes are an integral part of these financial statements.



                                             PACKETPORT.COM, INC.
                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   FROM FEBRUARY 1, 2001 TO JANUARY 31, 2003



                                                   CAPITAL IN
                              COMMON STOCK          EXCESS OF       COMPENSATION   ACCUMULATED
                          SHARES       AMOUNT       PAR VALUE         DEFERRED        DEFICIT          TOTALS
Balances,
 February 1, 2001      20,334,020   $     61,002   $ 22,023,874    $   (343,428)   $(20,669,288)   $  1,072,160

Issuance of common
 stock, net of
 expenses                 330,000            990         81,510            --              --            82,500
Issuance of common
 stock for
 services                 182,000            546         45,757            --              --            46,303
Cancellation of
 options for
 terminations                --             --          (55,061)         55,061            --              --
Amortization of
 deferred employee
 stock option
 compensation                --             --             --           131,804            --           131,804
Net Loss                     --             --             --              --        (3,125,328)     (3,125,328)
                     ------------   ------------   ------------    ------------    ------------    ------------

Balances,
 January 31, 2002      20,846,020         62,538     22,096,080        (156,563)    (23,794,616)     (1,792,561)

Issuance of common
 stock for
 services                 900,000          2,700         86,300            --              --            89,000
Amortization of
 deferred employee
 stock option
 compensation                --             --             --            88,750            --            88,750

Net Loss                     --             --             --              --        (1,859,617)     (1,859,617)
                     ------------   ------------   ------------    ------------    ------------    ------------
Balance,
 January 31, 2003      21,746,020   $     65,238   $ 22,182,380    $    (67,813)   $(25,654,233)   $ (3,474,428)
                     ============   ============   ============    ============    ============    ============







                  The accompanying notes are an integral part of these financial statements.

                                                  F-5

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                         FOR THE YEAR ENDED
                                                             JANUARY 31,
                                                         2002           2003
                                                      -----------   -----------
                                                    (As Restated)
OPERATING ACTIVITIES

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:

Net Loss                                              $(1,672,327)  $  (891,539)
Add: Adjustments to Reconcile Net Loss to
 Net Cash Used in Operating Activities:
 Depreciation & Amortization                              185,240        94,166
 Common stock and Warrants issued for services             46,303        89,000
 Amortization of deferred compensation                     41,804        43,750
 Disposal of equipment                                     46,687        47,872
 Impairment of capitalized software                       137,000          --

CHANGES IN ASSETS AND LIABILITIES:
 (Increase) Decrease in Accounts Receivable                (2,044)       (2,958)
 (Increase) Decrease in Prepaid Expenses
  and other current assets                                 57,434       (13,757)
 (Increase) Decrease in Note Receivable                   150,000          --
 Increase (Decrease) in Accounts Payable                    9,247       (19,971)
 Increase (Decrease) in Deferred Revenue                   (3,034)       14,210
 Increase (Decrease) in Accrued Expenses                  463,290       114,409
 Increase (Decrease) in Note Payable - Stockholders       105,000        95,000
                                                      -----------   -----------

  Net Cash Used in Continuing Operating Activities       (435,400)     (429,818)
                                                      -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash Paid to Purchase Equipment                          (30,265)      (15,939)
 Investment in Software and Licenses                         --         (15,000)
                                                      -----------   -----------

  Net Cash Used in Investing Activities                   (30,265)      (30,939)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Sale of Common Stock                       167,500          --
 Proceeds from Advances from Microphase                 1,164,952       774,416
                                                      -----------   -----------

  Net Cash Provided by Financing Activities             1,332,452       774,416
                                                      -----------   -----------

Cash Flows Used In Discontinued Operations             (1,347,774)     (316,355)
                                                      -----------   -----------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                             (480,987)       (2,696)

Cash and Cash Equivalents at Beginning of Year            484,025         3,038
                                                      -----------   -----------

Cash and Cash Equivalents at End of Year              $     3,038   $       342
                                                      ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                 JANUARY 31, 2003


NOTE 1-BASIS OF PRESENTATION

         As shown in the accompanying financial statements, the Company incurred a net loss of $1,859,617 during the year ended January 31, 2003. In addition, cash available at January 31, 2003 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

         The Company continues it efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and to continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

1. Raise additional working capital by the sale of certain assets, and additionally by either borrowing or through the issuance of equity, or both;

2.        Negotiate terms with existing trade creditors and strategic vendors;
          negotiate an alliance with strategic co-venturers in the IP Telephony industry.

3. Commence revenue producing activities on such a scale that will reduce the overhead burden until ultimately profitability may be attained.

          Management believes that actions presently being taken will generate sufficient revenues to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the Company to realize its plans. However, there can be no assurance that this will occur. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2-BUSINESS DESCRIPTION

          PacketPort.com, Inc., (the "Company") is engaged in the business of marketing IP Telephony solutions for a wide range of telephony applications. At the heart of its product was the VoicePak Soft Central Office (S.C.O.), which provided a powerful way to capitalize on the benefits of IP Telephony to lower operational costs and improve productivity. The S.C.O. incorporated the VoicePak Call Agent, VoicePak Gateway, VoicePak IAD and USB Phone into its product suite, enabling On-net to On-net, On-net to Off-net and Off-net to On-net IP Telephony business solutions utilizing the flexible packet gateway architecture.

NOTE 3-MAJOR CUSTOMERS AND LINE OF BUSINESS

         The Company adopted Statement of Financial Accounting Standard (SFAS) No. 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.

         Under SFAS 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. Information about the Company's product sales from continuing operations and major customers are as follows:

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2003

                                                             YEAR ENDING
                                                              JANUARY 31,
                                                        2002             2003
                                                       -------         -------
                                                   (As Restated)
PRODUCT SALES

Software                                               $ 7,140         $14,280
Maintenance and Other                                    7,177          30,411
                                                       -------         -------
                                                       $14,317         $44,691
                                                       =======         =======

          One of the Company's customers accounted for approximately 79%, or $295,910 of revenues including those from discontinued operations for the year ended January 31, 2002.


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

RESTATEMENT TO SEGREGATE DISCONTINUED OPERATIONS

         Pursuant to the authorization of the board of directors in November 2002, management sought, and in March 2003 located a buyer for certain assets; primarily the Company's soft switch and gateway technology and related assets. For the statement of operations for the fiscal years ended January 31, 2002 and 2003, respectively, the revenue and expenses associated with the intellectual properties and other assets sold have been accounted for as discontinued operations in the current financial statements and condensed information is summarized below:

                                                          YEAR ENDING
                                                           JANUARY 31,
                                                     2002              2003
                                                  -----------       -----------

Total Revenues                                    $   357,475       $    26,271
Costs and Expenses                                 (1,712,652)         (994,349)
Impairment loss on intangibles                        (97,824)             --
                                                  -----------       -----------
Loss From Discontinued Operations                 $(1,453,010)      $  (968,079)
                                                  ===========       ===========


ASSETS HELD FOR SALE

         In conjunction with the formal plan to discontinue certain operations, the Company identified several assets which it plans to sell within the upcoming year. These are included in "Assets Held for Sale," pursuant to SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets."


Assets Held for Sale was comprised of the following items at January 31, 2003

         Inventory                                            $  76,188
         Fixed Assets (net of $46,589
           accumulated depreciation)                             18,486
         Licenses (net of $87,500
           accumulated amortization)                             87,500
         Capitalized Software (net of $162,275
           accumulated amortization)                            388,041
                                                                -------
                                                              $ 570,215
                                                                =======

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2003

CASH AND CASH EQUIVALENTS

         The Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

SUPPLEMENTAL CASH FLOWS DISCLOSURES

         Cash flows from operating activities for the year ended January 31, 2002 reflects interest paid of $1,190, interest earned of $3,472 and taxes paid of $1,000 and for the year ended January 31, 2003 reflects interest paid of $1,605, interest earned of $0 and taxes paid of $1,000.


RESEARCH AND DEVELOPMENT

          Research and development costs are charged to operations as incurred in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 2, "Accounting for Research and Development Costs."


ACCOUNTS RECEIVABLE

         The Company believes all receivables are collectible unless information to the contrary is obtained. In the event such information is received, the Company establishes an allowance for uncollectible portions. At January 31, 2002 and 2003 the allowance was $259,525 and $0, respectively.

INVENTORY

         Inventory is valued at the lower of cost or market value, using the first-in, first-out (FIFO) method, and consists of:

                                                            YEAR ENDING
                                                            JANUARY 31,
                                                               2003
                                                              -------

Finished Goods                                                 54,217
Less: Reserve Account                                            --
                                                              -------
                                                              $54,217
                                                              =======

MACHINERY AND EQUIPMENT AND CAPITAL LEASES

         Machinery and equipment are stated at cost. Property and equipment are comprised predominantly of computer equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are provided for utilizing the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the years ended January 31, 2002 and 2003 was $215,655 and $122,821, respectively.

REVENUE RECOGNITION

HARDWARE

         Revenues are recorded when products are shipped.

SOFTWARE

         The Company sells its software license through its Sales channel. Revenue is recorded when the customer is invoiced, when the software is available on its web-site and when the unlocking code is given to the customers. Revenue on support contracts is recognized over the term of the contracts, which generally is one year.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2003

CAPITALIZED SOFTWARE COSTS

          Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to the establishment of technological feasibility to produce the finished product are generally capitalized. The Company has capitalized software costs included in Other Assets in the Balance Sheet. Amounts capitalized were $268,294 and $187,756 for the years ended January 31, 2002 and 2003, respectively. Amortization of prior years capitalized software costs are included in the Cost of Goods Sold section of the Statement of Operations and amounted to $68,500 and $0 for the years ended January 31, 2002 and 2003, respectively, excluding software amortization of $134,246 and $125,924 included in discontinued operations for the respective years. The capitalization of such costs and the related amortization is in accordance with SFAS No.86.


         During fiscal year ended January 31, 2002, the Company expensed an additional $137,000 of capitalized software costs, plus $97,824 included in discontinued operations relating to software that was no longer useful or products that were no longer sold by the Company. The expense is included in other income (expense) as impairment of software.

LICENSES

          In June 2000, the Company purchased certain non-exclusive software licenses from an unrelated entity for $175,000. The licenses are amortizable over five years. Amortization expense of $35,000 for each of the years ended January 31, 2002 and January 31, 2003, is included in discontinued operations. At January 31, 2003, these licenses are included in Assets Held for Sale.


ADVERTISING COSTS

         Advertising costs are expensed as incurred except for direct response advertising, the costs of which are deferred and amortized over the period the related sales are recorded. There was no amortization for direct response advertising costs and the Company incurred no advertising costs and deferred no advertising expenses for the years ended January 31, 2002 and 2003.

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

ACCOUNTING FOR LONG-LIVED ASSETS

         The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. For the year ended January 31, 2003, the Company believes that there has been no impairment of its long-lived assets.

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

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2003
LOSS PER SHARE

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations, if any.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring." SFAS No. 146 requires that a liability at fair value for a cost associated with an exit or disposal activity be recognized when the liability is incurred. However, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2003

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The Company does not expect the adoption of FIN 45 will have a significant impact on its consolidated financial position or results of operations.


In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 will have a significant impact on its consolidated financial position or results of operations.


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


The following is a description of transactions in which the Company issued its securities during the fiscal year ended January 31, 2003.

(1) The Company issued 400,000 shares of its common stock in April 2002 to a financial consultant for services performed throughout fiscal year 2003. These shares were valued at $44,000, or $.11 per share, based upon the market value on the date of issuance.

(2) The Company issued 500,000 shares of its common stock in April 2002 to another financial consultant for services performed throughout fiscal year 2003. These shares were valued at $45,000, or $.09 per share, based upon the market value on the date of issuance.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2003

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

          The fair value of options granted in 2002 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 113% in 2002, risk-free interest rate of 4.5% in 2002 and expected option life of 3 years.

          The Company granted a total 90,000 options to two employees with a weighted average exercise price of $.46 during 2002. The exercise price equals the market price of the Company's common stock at the grant date.

         The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates, the Company's net loss for 2002 and 2003 would have been increased to the pro forma amounts shown below

                                       YEAR ENDING
                                       JANUARY 31,

                                  2002             2003
                               ----------       ----------
Net Loss: As Reported          $(3,125,328)    $(1,859,617)
 Pro forma                     $(3,220,544)    $(1,859,617)
 Pro forma loss per share      $      (.16)    $      (.09)


          For the years ended January 31, 2002 and 2003, the Company recorded non-cash charges and deferred compensation totaling $131,804 and $0, respectively, in connection with the grant of 90,000 and none, respectively, of options to employees and consultants for services rendered.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2003

         The following table summarizes the changes in options to employees and consultants outstanding and the related price ranges for shares of the Company's common stock:

                                  STOCK OPTIONS

                         Weighted average exercise price

Outstanding at:
   January 31, 2001                                2,367,000        $   .95
    Granted                                           90,000        $   .46
    Exercised                                              -            .-
    Expired/Canceled                                 (58,935)       $ (1.45)
                                                   ---------         --------

Outstanding at:
   January 31, 2002                                2,398,065        $   .90
    Granted                                                -            .-
    Exercised                                              -            .-
    Expired/Canceled                                       -            .-
                                                   ---------         --------
                                                   2,398,065        $   .90
                                                   =========         ======

          The following summarizes information about stock options outstanding at January 31, 2003:

                                          WEIGHTED
                                           AVERAGE      WEIGHTED
                                          REMAINING     AVERAGE       WEIGHTED
   RANGE OF        NUMBER                CONTRACTUAL     NUMBER       EXERCISE
EXERCISE PRICE  OUTSTANDING      LIFE     EXERCISE    EXERCISABLE      PRICE

$4.50               37,000       2.5         $4.50       37,000         $4.50
$ .44-$3.00      2,361,065       3.9         $ .87    2,284,842         $ .82


          The following summarizes information about warrants, issued pursuant to various financing transactions, as adjusted for the 3:1 reverse split in December, 1999:

Outstanding at:
 January 31, 2001                                             6,579,810
  Issued                                                        330,000
  Exercised                                                           -
  Expired                                                             -
                                                             ----------
Outstanding at:
 January 31, 2002 and 2003                                    6,909,810
                                                              =========

                                       AVERAGE      WEIGHTED
                                      REMAINING     AVERAGE         WEIGHTED
   RANGE OF        NUMBER            CONTRACTUAL     NUMBER         EXERCISE
EXERCISE PRICE  OUTSTANDING    LIFE   EXERCISE    EXERCISABLE        PRICE
$.10              1,500,000     2.9    $  .10       1,500,000         $.10
$.25-$.75         5,379,810     3.7    $  .66       6,879,810         $.55
$1.6875-3.375        30,000     2.5    $ 2.80       6,909,810         $.57

NOTE 6-INCOME TAXES

          At January 31, 2002 and 2003, the Company had net operating loss carryforwards of approximately $21,000,000 and $22,850,000, respectively, for book and tax purposes, expiring from 2007 to 2022. As a result of the Tax Reform Act of 1986, the Company is obligated to pay an alternative minimum tax on its alternative minimum taxable income, even though it has a loss carryfoward. These carryforwards are subject to possible limitations on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which result in more than a 50% point change in ownership.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2003


          At this time, the Company does not believe it can reliably predict profitability beyond the current fiscal year. Accordingly, the deferred tax asset applicable to operations subsequent to January 31, 2003 has been reduced in its entirety by the valuation allowance. For the periods ending January 31, 2002 and 2003 the provision for taxes is comprised only of appropriate state income taxes.

          Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the years ended January 31, 2002 and 2003 respectively is as follows:

                                                      2002               2003

Loss Before Income Taxes                         $(3,124,328)       $(1,858,617)
Computed expected tax credit                       1,062,272            631,930
Operating loss for which no
  benefits were provided                          (1,062,272)          (631,930)
State and local tax                                   (1,000)             1,000
Provision for income taxes                       $    (1,000)       $     1,000


NOTE 7 - COMMITMENTS AND CONTINGENCIES

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


Litigation

          From time to time the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2003


LEASES

          In November, 1999 the Company moved to its present location of approximately 2000 square feet with rent, including administrative support services, at $7,500 per month on a month to month basis to Microphase Corporation. Rent expense charged to operations was $90,000 for each of the years ended January 31, 2002 and 2003.


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

          The Company incurred $1,034,753 and $420,362 in research and development expenses with this entity during fiscal years ended January 31, 2001 and January 31, 2002, respectively. The amount included in accrued expenses was approximately $267,000 at January 31, 2001. During the year ended January 31, 2002, the Company terminated the August 7, 2000 agreement and on March 26, 2002, the Company and this entity agreed in principle to mutual releases and tentative payment terms as follows:

1. Promissory note in the amount of $521,414 with interest at prime plus 2%, payments of interest only for the first two years from the closing date, and principle payments payable through fiscal 2009.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2003



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

          At January 31, 2002 and 2003, the Company included both of these amounts in the balance sheet as other liabilities - consultant. At January 31, 2003, the Company and research entity continue to negotiate the above proposed mutual releases and tentative payment terms and amounts.


NOTE 8-RELATED PARTY INFORMATION

          The Company leases approximately 2,000 square feet for $7,500 per month on a month to month basis from Microphase Corporation, a company which concurrently employs the Company's president and vice president. The monthly rent also includes certain administrative support services supplied by Microphase.

          The Company's president is the 100% owner of PacketPort, Inc. The Company's president earned executive consulting fees of $100,000 in executive consulting fees for each of the fiscal years ended January 31, 2002 and January 31, 2003. The Company's vice president received no compensation for either of the fiscal years.

          The Company owed the Company president $242,500 and $342,500 at January 31, 2002 and 2003, respectively. These amounts, which are included in notes payable-stockholder, consist of $42,500 in cash advances from the Company president in January 2001 and $100,000 in unpaid executive consulting fees for each of the three fiscal years ended January 31, 2001, 2002 and 2003. During the fiscal year ended January 31, 2002, the president charged the Company interest at a rate of prime plus 3%. Effective January 31, 2002 the Company and the president agreed to combine the outstanding balances on that date into a note payable with terms as follows: The note is subject to interest at prime plus 3%. Principal of $100,000, plus accrued interest, payable on January 31, 2003. The balance of $242,500, plus accrued interest, was payable on January 31, 2004. No principal or accrued interest was paid to the Company president during fiscal year ended January 31, 2003. The Company and Company president mutually agreed to extend the January 31, 2003 payment due date to within the following fiscal year. The unpaid $100,000 consulting fee for fiscal year ended January 31, 2003, plus accrued interest at prime plus 3% is due by January 31, 2004. The Company also owed the Company vice president $5,000 for a January 2002 cash advance which was repaid in February 2002. The Company incurred interest expense to the Company's president of $12,279 and $18,491 which are included in interest expense and accrued expenses in fiscal years ended January 31, 2002 and 2003, respectively.

          The Company owed Microphase Corporation $1,272,799 and $2,047,215 at January 31, 2002 and 2003, respectively, as a result of cash advances, unpaid rent, and payments made by Microphase Corporation on behalf of the Company. During the year ended January 31, 2002, Microphase charged the Company interest at a rate of prime plus 3%. Effective January 31, 2002 the Company and Microphase agreed to combine the outstanding balances at that date into a note payable with terms as follows: Principal of $300,000, plus accrued interest, was payable on January 31, 2003; $400,000, plus accrued interest, is payable on January 31, 2004; the balance of $579,799, plus accrued interest, is due on January 31, 2005. The note is subject to interest at prime plus 3%. No principal or accrued interest was paid to Microphase during fiscal year ended January 31, 2003. The Company and Microphase mutually agreed to extend the January 31, 2003 payment due date to within the following fiscal year. Additional advances made by Microphase during fiscal year ended January 31, 2003 totaled $774,416. These advances plus accrued interest at prime plus 3%, is due by January 31, 2004. The Company incurred interest expense to Microphase Corporation of $67,374 and $127,762 for fiscal years ended January 31, 2002 and 2003, respectively. These amounts are included in interest expense and accrued expenses for the two years.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2003

          Janifast Limited, a manufacturer in China for which the Company president and vice president are significant shareholders, owed the Company $13,078 and $27,859 at January 31, 2002 and 2003, respectively. These amounts which are included in prepaid expenses and other current assets at each year end represent VoicePak Phone inventory components that the Company purchased on behalf of Janifast Limited, less amounts billed to the Company by Janifast Limited for completed VoicePak Phones.

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



NOTE 10 - SUBSEQUENT EVENTS (Unaudited)

          Pursuant to the authorization of the board of directors in November 2002, management sought, and in March 2003 located a buyer for its intellectual property software core applications, programs and binaries associated with the platform, plus other related assets.

          On May 16, 2003 the Company completed the sale of these items for $925,000 cash and the Company retained 500,000 licenses for its use. The Company will no longer be engaged in the development of intellectual property that pertains to the IP Telephony core software.

          Revenue and expenses relating to the assets and product lines disposed have been included in discontinued operations for the periods presented herein.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                   TITLE                     DATE

/s/ RONALD A. DURANDO      Chairman, Chief Executive       May 16, 2003
---------------------      President
Ronald Durando Officer



/s/ GUSTAVE T. DOTOLI      Director, Chief Operating       May 16, 2003
---------------------      Officer, Acting Chief
Gustave T. Dotoli          Financial Officer

                                  EXHIBIT INDEX
                                     (A) (1)

          Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT           DESCRIPTION OF DOCUMENT
  No.

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

                              PACKETPORT.COM, INC.


   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


         The undersigned, the Chief Executive Officer of Packetport.com, Inc., a Nevada Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

          (1) I reviewed in detail the Annual Report on Form 10KSB for the period ending January 31, 2003, (the "Report") shortly before the certification was provided.

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

         In witness whereof, I have executed this certification as of the 16th day of May, 2003.

/s/ Ronald A. Durando
-----------------------
Name: Ronald A. Durando
Chief Executive Officer

                              PACKETPORT.COM, INC.


   Certification of Procedures Followed in Connection with Sarbanes-Oxley Act
                                 Certification


         The undersigned, Chief Financial Officer of Packetport.com, Inc., a Nevada Corporation (the "Company") hereby certifies, for purposes of documenting the steps followed by the officer in connection with the execution and delivery to the Securities and Exchange Commission of the attached certification, as follows:

          (1) I reviewed in detail the Annual Report on Form 10KSB for the period ending January 31, 2003, (the "Report") shortly before the certification was provided.

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

         In witness whereof, I have executed this certification as of the 16th day of May, 2003.


/s/ Gustave T. Dotoli
-----------------------
Name: Gustave T. Dotoli
Chief Financial Officer