Form 10QSB
period 2003-04-30
PACKETPORT COM
filed 2003-06-17
CIK 833203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB
                         ______________________________

(MARK ONE)


           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

                         COMMISSION FILE NUMBER 0-19705

                         ______________________________

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

         Number of shares outstanding of the issuer's Common Stock as of June 11, 2003 was 21,746,020.

         Traditional Small Business Disclosure Format (check one):

                  Yes / /    No /X/



                                   PACKETPORT.COM, INC.
                                       FORM 10-QSB
                                     QUARTERLY REPORT
                        FOR THE THREE MONTHS ENDED APRIL 30, 2003

                                                                                    PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Balance Sheets-January 31, 2003 and April 30, 2003 (Unaudited).......3

                  (Unaudited) Statements of Operations-Three Months ended
                    April 30, 2002 and 2003............................................4

                  (Unaudited) Statements of Cash Flows-Three Months ended
                    April 30, 2002 and 2003............................................5

                  (Unaudited) Notes to Financial Statements.........................6-11

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................12-23

PART II.  OTHER INFORMATION...........................................................24

         Item 1.           Legal Proceedings..........................................24

         Item 2.           Changes in Securities......................................24

         Item 3.           Defaults Upon Senior Securities............................24

         Item 6.           Exhibits and Reports on Form 8-K...........................24

         Signatures...................................................................25

         Other Certifications......................................................26-27






                                PACKETPORT.COM, INC.
                                   BALANCE SHEETS

                                                          JANUARY 31,     APRIL 30,
                                                             2003            2003
                                                         ------------    ------------
      ASSETS

Current Assets
 Cash and Cash Equivalents                               $        342    $     22,635
 Accounts Receivable                                            6,118           3,064
 Inventory                                                     54,217          61,155
 Prepaid Expenses and Other Current Assets                     29,939          26,938
 Assets Held for Sale, Net                                    570,215         602,385
                                                         ------------    ------------
      Total Current Assets                                    660,831         716,177
                                                         ------------    ------------

Machinery & equipment:
 Machinery & Equipment, at cost                               346,302         340,638
 Less: Accumulated Depreciation                              (213,736)       (223,705)
                                                         ------------    ------------
 Machinery & Equipment, Net                                   132,566         116,933
                                                         ------------    ------------
Other Assets:
 Software, at cost                                             15,000          15,000
 Less:  Accumulated Amortization                                 --            (1,250)
                                                         ------------    ------------
      Total Other Assets                                       15,000          13,750
                                                         ------------    ------------
      Total Assets                                       $    808,397    $    846,860
                                                         ============    ============


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts Payable                                        $    588,774    $    591,356
 Taxes Payable                                                  1,000           1,000
 Deferred Revenue and Deposits                                 34,726          61,308
 Accrued Expenses                                             581,196         646,464
 Current Portion Note Payable - Stockholder                   342,500         342,500
 Current Portion Note Payable - Microphase Corporation      1,474,416       1,616,858
                                                         ------------    ------------
      Total Current Liabilities                             3,022,612       3,259,486
                                                         ------------    ------------

Other Liabilities:
 Note Payable - Microphase, net of current portion            572,799         572,799
 Other Liabilities - Consultant                               687,414         687,414
                                                         ------------    ------------
      Total Other Liabilities                               1,260,213       1,260,213
                                                         ------------    ------------
      Total Liabilities                                     4,282,825       4,519,699
                                                         ------------    ------------

Stockholders' Equity (Deficit):
 Common Stock, $.003 Par Value, 24,900,000 shares
  authorized, 21,746,020 shares issued and outstanding         65,238          65,238
Capital in Excess of Par Value                             22,182,380      22,182,380
Deferred Compensation                                         (67,813)        (61,250)
Accumulated Deficit                                       (25,654,233)    (25,859,207)
                                                         ------------    ------------
  Total Stockholders' Equity (Deficit)                     (3,474,428)     (3,672,839)
                                                         ------------    ------------
  Total Liabilities and Stockholders' Equity (Deficit)   $    808,397    $    846,860
                                                         ============    ============

                       See Notes to Financial Statements.

                                        3


                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       FOR THE THREE MONTHS ENDED
                                                                APRIL 30,
                                                          2002              2003
                                                       ------------    ------------
                                                      (As Restated)
Revenues                                               $     23,684    $     14,531
                                                       ------------    ------------
Cost of Goods Sold:
  -Product                                                   19,584          17,593
  -Software Amortization                                       --             1,250
                                                       ------------    ------------
      Total Cost of Goods Sold                               19,584          18,843
                                                       ------------    ------------
Gross Margin on Sales                                         4,100          (4,312)
                                                       ------------    ------------
Selling, General and Administrative Expenses                209,625          96,071
Research and Development Expenses                            12,030           9,331
                                                       ------------    ------------
                                                            221,655         105,402
                                                       ------------    ------------
Operating Loss                                             (217,555)       (109,714)
                                                       ------------    ------------
Other(Expense):
  Interest Expense                                          (31,423)        (44,591)
                                                       ------------    ------------
                                                            (31,423)        (44,591)
                                                       ------------    ------------
Loss From Continuing Operations, Before Income Taxes       (248,978)       (154,305)

Loss From Discontinued Operations, Net of Income
  Taxes of $0                                              (124,729)        (50,669)

Income Taxes                                                   --              --
                                                       ------------    ------------
Net loss                                               $   (373,707)   $   (204,974)
                                                       ============    ============
Loss per share:

    Continuing Operations                              $       (.01)   $       (.01)
                                                       ============    ============
    Discontinued Operations                            $       (.01)   $       --
                                                       ============    ============
    Net loss per share                                 $       (.02)   $       (.01)
                                                       ============    ============

Weighted Average Number of Shares Outstanding            21,054,909      21,746,020
                                                       ============    ============



                       See Notes to Financial Statements.


                                        4


                                PACKETPORT.COM, INC.
                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                         FOR THE THREE MONTHS ENDED
                                                                 APRIL 30,
                                                            2002          2003
                                                          ---------    ---------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Net Income (Loss)                                       $(248,978)   $(154,305)
Add: Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:
  Depreciation and Amortization                              31,745       17,540
  Stock and Warrants issued for services                     89,000         --
  Amortization of deferred compensation                      14,789        3,235
  Disposal Loss - Equipment                                    --            771
  Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable                  --          3,054
   (Increase) Decrease in Inventory                            --         (6,938)
   (Increase) Decrease in Prepaid Expenses                   (2,032)       3,000
   Increase (Decrease) in Accounts Payable                  (28,952)       2,582
   Increase (Decrease) in Accrued Expenses                   27,305       65,268
   Increase (Decrease) in Note Payable -
     Stockholder                                             (3,000)        --
   Increase (Decrease) in Deferred Revenue and Deposits      (9,404)      26,582
                                                          ---------    ---------

Net Cash (Used in) Continuing Operating
  Activities                                               (129,527)     (39,211)
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Equipment                              --            600
  Cash Paid to Purchase Equipment                              --         (5,063)
  Investment in Software                                     (5,000)        --
                                                          ---------    ---------

Net Cash Provided By (Used In) Investing
  Activities                                                 (5,000)      (4,463)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Advances from Microphase                    214,387      142,442
                                                          ---------    ---------

Net Cash Provided By Financing
  Activities                                                214,387      142,442
                                                          ---------    ---------

Cash Flows (Used In) Discontinued Operations                (81,518)     (76,475)
                                                          ---------    ---------

Net Increase (Decrease) in Cash                              (1,658)      22,293

Cash and Cash Equivalents at the
  Beginning of Period                                         3,038          342
                                                          ---------    ---------

Cash and Cash Equivalents at the End of Period            $   1,380    $  22,635
                                                          =========    =========



                         See Notes to Financial Statements.


                                          5

                              PACKETPORT.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 2003
                                   (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION

     Going Concern

     As shown in the accompanying financial statements, the Company incurred a net loss of $204,974 during the three months ended April 30, 2003. In addition, cash available at April 30, 2003 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

     The Company continues its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and to continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

     1. Raise additional working capital through the sale of certain assets, by borrowings and/or through the issuance of equity.

     2. Negotiate terms with existing trade creditors and strategic vendors; negotiate an alliance with strategic co-venturers in the IP Telephony industry.

     3. Commence revenue producing activities on such a scale that will reduce the overhead burden until ultimately, profitability may be attained.

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

     The Company

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

     On March 21, 2003, PacketPort.com, Inc. (The Company) disclosed that it was negotiating the sale of its intellectual property software core and related assets. The present market for soft switch and gateway products is very competitive, which is why the Company was seeking to sell the intellectual property. The Company determined that the future business focus was the manufacture and sale of customer premises telephony products while providing ancillary services to customers pursuant to a license agreement that was negotiated. The decision to sell the intellectual property relating to the Company's soft switch and gateway technology resulted in a substantial cash infusion as well as other consideration. The Company believes this will enable the successful commercialization of its operations and focus on a segment of the IP telephony industry in which the Company believes it can compete.

     On May 16, 2003, the Company completed the sale of these properties for $925,000.

                              PACKETPORT.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 2003
                                   (UNAUDITED)


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

     Restatement to Segregate Discontinued Operations

     Pursuant to the authorization of the board of directors in November 2002, management sought, and in March 2003 located a buyer for its intellectual property software core applications, programs and binaries associated with the platform, plus other related assets. For the statement of operations for the quarters ended April 30, 2002 and 2003, respectively, the revenue and expenses associated with the intellectual properties and other assets sold have been accounted for as discontinued operations, and condensed information is summarized below:

                                                  Quarter Ending
                                                    April 30,
                                                2002         2003
                                              ---------    ---------

          Total Revenues                      $  13,200    $    --
          Cost and Expenses                    (137,929)     (50,669)
                                              ---------    ---------

          Loss From Discontinued Operations   $(124,729)   $ (50,669)
                                              =========    =========

     Assets Held for Sale

     In conjunction with the formal plan to discontinue certain operations, the Company identified several assets which it sold on May 16, 2003. These are included in "Assets Held for Sale," pursuant to SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets."

     Assets Held for Sale was comprised of the following items at April 30, 2003:

         Inventory                                              $  77,789
         Fixed Assets (net of $48,994
           accumulated depreciation)                               19,921
         Licenses (net of $87,500
           accumulated amortization)                               87,500
         Capitalized Software (net of $162,275
           accumulated amortization)                              417,175
                                                                ---------

                                                                $ 602,385
                                                                =========

                              PACKETPORT.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 2003
                                   (UNAUDITED)


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

     Research and Development Agreements

     On February 29, 2000, the Company entered into a research and development agreement with an unrelated entity to provide research and development services for certain projects for $500,649 payable monthly in equal installments of $125,162 through May 10, 2000. On August 7, 2000, the Company entered into an additional research and development agreement which initially provided for $1,335,261 of total research services payable in monthly installments of $133,526 through May 31, 2001. During the year ended January 31, 2002, the Company terminated the August 7, 2000 agreement and on March 26, 2002, the Company and this entity agreed in principle to mutual releases and tentative payment terms, subject to respective Board of Directors approval as follows:

     1. Promissory note in the amount of $521,414 with interest at prime plus 2%, payments of interest only for the first two years from the closing date, and principal payments payable through fiscal 2009.

     2. Warrants to purchase 2,000,000 shares of the Company's common stock at $.05, valued at approximately $166,000. The fair value of the warrants on the date of the grant was based upon the Black-Scholes stock option pricing model using the following weighted average assumption: annual expected rate of return of $0, annual volatility of 156.00%, risk free interest rate of 5.0% and expected option life of two years.

          At January 31, 2003 and April 30, 2003, the Company included the tentative amounts due under these agreements in the balance sheet as other liabilities - consultant. The Company and the research entity continue to negotiate the specific payment terms under this settlement agreement.

                              PACKETPORT.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 2003
                                   (UNAUDITED)


NOTE 4-RELATED PARTY INFORMATION

     The Company leases approximately 2,000 square feet for $7,500 per month on a month to month basis from Microphase Corporation, a company which concurrently employs the Company's president and vice president. The monthly rent also includes certain administrative support services supplied by Microphase. At April 30, 2003, the Company owed Microphase $2,189,657 plus accrued interest of $233,520, included in accrued expenses. Interest expense to Microphase, at an interest rate of prime plus 3%, totaled $38,384 for the three months ended April 30, 2003.

     The Company's president is the 100% owner of PacketPort, Inc., which owns 4,500,000 shares of the Company's common stock.

     The Company's president and vice president received no compensation for the three months ended April 30, 2003. At April 30, 2003, the Company owed the Company's president $342,500 plus accrued interest of $36,977, included in accrued expenses. Interest expense to the Company's president, at an interest rate of prime plus 3%, totaled $6,207 for the three months ended April 30, 2003.

     Janifast Limited, a manufacturer in China for which the Company president and vice president are significant shareholders owed the Company $21,682 at April 30, 2003. This amount which is included in prepaid expenses and other current assets, represents VoicePak Phone inventory components that the Company purchased on behalf of Janifast Limited, less amounts billed to the Company by Janifast Limited for completed VoicePak Phones.

                              PACKETPORT.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 2003
                                   (UNAUDITED)


NOTE 5-EQUITY TRANSACTIONS

     There were no equity securities issued during the three month period ended April 30, 2003.

     The following is a description of transactions in which the Company issued its securities during the quarter ended April 30, 2002:

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

                              PACKETPORT.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS APRIL 30, 2003
                                   (UNAUDITED)


NOTE 7 - SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of the Company's management.

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

RESULTS OF CONTINUING OPERATIONS

     Three months ended April 30, 2003 vs. April 30, 2002 from continuing operations:

NET LOSS

     The Company reported a net loss from continuing operations of $154,305 for the three months ended April 30, 2003 as compared to a net loss from continuing operations of $248,978 or the three months ended April 30, 2002. This represents a loss per share from continuing operations of $(.01) for the three months ended April 30, 2003 compared to a loss per share from continuing operations of $(.01) for the three months ended April 30, 2002.

     This $94,673 decrease in the net loss from continuing operations was primarily due to the following factors:

     Selling, general and administrative expenses from continuing operations decreased by $113,554 in fiscal 2004 compared to fiscal 2003 due reduced stock grants to financial consultants and reduced legal and professional expenses.

     Interest expense to related parties increased by $13,168 from $31,423 in fiscal 2003 to $44,591 in fiscal 2004.

REVENUES

         For the three months ended April 30, 2003, revenues from continuing operations decreased by $9,153 from the three months ended April 30, 2002, from $23,684 to $14,531. Management expects increased sales to commence in the second half of fiscal 2004 as the Company forms new business partners that will utilize the 500,000 subscriber licenses from the License Agreement.

         We anticipate that these business partners will be capitalized with third party investments. At all times the Company will own and control more than 10% of the outstanding voting interests of such entities. The new companies will meet the requirements of a "seller affiliate" under the terms of the License Agreement for purposes of the "End User License Agreements."

COST OF GOODS SOLD

         Cost of goods sold from continuing operations for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization were $18,843 and $19,584 for the three months ended April 30, 2003 and 2002, respectively. This constituted approximately 130% and 92% of revenues for the three months ended April 30, 2003 and 2002, respectively. Excluding software amortization, cost of goods sold from continuing operations for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $17,593 and $19,584, or 121% and 92% of revenues, for the three months ended April 30, 2003 and 2002, respectively.

         Cost of goods sold varies with each product line, with software having less material cost than hardware. The primary costs incurred by the Company in fiscal 2004 for continuing operations are for fixed production department overhead expenses (idle capacity) and material costs on sold VoicePak Integrated Access Devices and USB Phones.

         Software amortization costs from continuing operations for the three months ended April 30, 2003 and 2002, were $1,250 and $0, respectively. These amounts were 9% and 0% of revenues for the three months ended April 30, 2003 and 2002, respectively, and are included in the Cost of Goods Sold total percentage of 130% and 92% for the above periods being presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses from continuing operations for the three months ended April 30, 2003 and 2002 were $96,071 and $209,625, respectively. This constituted approximately 661% and 885% of revenues from continuing operations for the three months ended April 30, 2003 and 2002, respectively. The decrease in expenses is attributable to reduced stock grants to financial consultants and reductions in legal and professional services.

NET LOSS PER SHARE

         For the three months ended April 30, 2003 and 2002 the Company reported a net loss per share of ($.01) and ($.02) based upon weighted average shares outstanding of 21,746,020 and 21,054,909, respectively.

         The net loss per share consisted of a loss per share from continuing operations of ($.01) and ($.01) for the first quarter of fiscal 2004 and 2003, as discussed above, and ($0) and ($.01) for the first quarter of fiscal 2004 and 2003 from discontinued operations, as discussed below.

CRITICAL ACCOUNTING POLICIES

Restatement to Segregate Discontinued Operations

         Effective January 31, 2003, the Company discontinued operations relating to the design and development of the Company's intellectual property core software. These former activities have been accounted for as discontinued operations in the current financial statements. Condensed financial information for these discontinued operations is summarized below for the three months ended April 30, 2002 and 2003.

                                                      For the
                                                 Three Months Ended
                                                     April 30,
                                                 2002          2003
                                               ---------    ---------

          Total Revenues                       $  13,200    $    --
          Cost of Goods Sold                     (74,785)     (10,698)
                                               ---------    ---------
          Gross Margin                           (61,585)     (10,698)
          Expenses                               (63,144)     (39,669)
                                               ---------    ---------

          Loss From Discontinued Operations    $(124,729)   $ (50,669)
                                               =========    =========

Assets Held for Sale

         On May 16, 2003 Packetport.Com, Inc. (the "Company") as Seller, pursuant to an Asset Purchase Agreement (the "Agreement") entered into on April 25, 2003 with Themis Computer, a California corporation, and subsequently assigned by Themis Computer to Iris networks, a California corporation, as Buyer, sold to the Buyer all of the intellectual property for certain of the Company's core software applications (the "Software Applications") plus other related assets ("Acquired Assets") for $915,000 in cash, plus some personal property assets for an additional $10,000 in cash. Of this total of $925,000, $25,000 previously had been paid upon the execution of the Agreement, $855,000 was paid to the Company in cash at closing and $45,000 was withheld by the Buyer pending receipt from the Seller of documentation that certain obligations of the Company affecting the Acquired Assets had been satisfied, at which time this $45,000 will be remitted to the Company.

         The purchase price was determined by negotiation, and there is no relationship between the Company, or any of its affiliates, and the Buyer, or any of its affiliates. The Company used the proceeds of the sale, net of transaction costs, to satisfy certain outstanding obligations, with the balance of approximately $405,000 being used for working capital purposes.

         In addition, pursuant to the Agreement, the Buyer is obligated to pay to the Company certain Earn-Out Payments, as defined in the Agreement, ranging from 2% to 7% of net revenues from the sale, license or other disposition of the Software Applications during a two-year Earn-Out Period commencing at closing.

         At the closing, the Company entered into a License Agreement with the Buyer pursuant to which the Company was granted a perpetual (subject to termination rights in the event of the Company's breach) royalty-free, fully-paid, non-exclusive, non- transferable, non-sublicenseable world-wide license to install, load, execute, store and/or display the Software Applications licensed thereunder, solely for the use by the Company within the defined field of use to provide service of up to 500,000 end points.

         In addition, not included in the sale were the Company's VoicePak Integrated Access Devices and USB Phones as strategic commercialized solutions for businesses. The Company believes that, going forward, the foregoing will comprise a viable core business while other new products are developed.

         The assets which the Company sold on May 16, 2003 are included in "Assets Held for Sale," pursuant to SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets."

         Assets Held for Sale was comprised of the following items at April 30, 2003:

      Inventory                                                       $  77,789
      Fixed Assets (net of $48,994 accumulated depreciation)             19,921
      Licenses (net of $87,500 accumulated amortization)                 87,500
      Capitalized Software (net of $162,275 accumulated amortization)   417,175
                                                                        -------
                                                                      $ 602,385
                                                                        =======
RESEARCH, DEVELOPMENT AND CAPITALIZATION OF SOFTWARE

         The Company incurred research, development and capitalized software and licencing costs of $9,331 and $17,030 for the three months ended April 30, 2003 and 2002 respectively, excluding discontinued research, development and capitalized software and licensing costs of $50,777 and $89,869, respectively.

         It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product and licences purchased from third parties. For the three months ended April 30, 2003 and 2002 the amounts capitalized were $29,134 and $54,886, respectively. These amounts consist of internal salaries, licenses and research department overhead costs. The decrease in research, development and capitalized software and licensing costs for fiscal 2004 was primarily due to headcount reduction and reduced spending on software licenses.

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

PLAN OF OPERATIONS

THE MARKET FOR IP TELEPHONY

         Deregulation and the Internet have revolutionized the 100-year old public telephone network worldwide. Up and coming next generation service providers are beginning to drive global territorial stakes in the telecom terrain. The dramatic rise in Internet use and accompanying growth in data traffic have led service providers to make major investments in high-capacity, packet-based networks to meet consumer demand. On the other hand, telecom carriers have dominated the market with services such as IP Centrex for years, but are limited to the geographical area of the Central Office (CO). Internet Protocol (IP) voice technology removes this limitation and is inherently suited to hosted voice services because of its distributed nature. While wide-ranging accessibility of many IP voice services has been limited to date, Allied Business Intelligence, Inc. (ABI) reported that the combined worldwide revenues for hosted VoIP services, including IP-PBX, video-conferencing, contact center and unified communications are expected to grow from $46 million in 2001 to $36.5 billion in 2008.

TECHNOLOGY OVERVIEW

         PacketPort.com provides IP Telephony solutions and services for a wide range of telephony applications for the Internet. PacketPort.com has a complete line of Voice- Over-Broadband products. These products extend the capabilities of DSL, cable, wireless, T1, E1 and SS7/C7, enabling a variety of bundled services, including multiple lines of Voice and Fax-over IP, in addition to high-speed Internet access. The Company's products utilize the best of class components from Sun Microsystems, NMS Communications and Oracle Corporation.

         The Company's customer premise devices consist of a stand-alone network or IP connected VoicePak IAD and the handset-only VoicePak USB Phone which is used to initiate calls on the Internet from the convenience of a personal computer. These devices are licensed with the VoicePak software to provide a host of IP Telephony services and solutions.

         The VoicePak platforms use Sun Microsystems, Inc.'s SPARCS Solaris operating systems through a WEB Browser interface that manages the Operational, Administration, Maintenance and Provisioning (OAM&P).

         In addition, Designer Labs provides the SS7/C7 signaling layer, which inter- operates with the VoicePak Gateway, and controls calls over long distance circuit- switched networks.

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

         VoicePak's architecture is focused on the mission of creating critical solutions with the same reliability of communication services that the public switched networks offer today. To achieve this reliability, VoicePak is based on proven system platforms, signaling and operating systems. These platforms include UNIX (Solaris) Operating Systems, Sun Microsystems Servers, and SS7 signaling control. All of these system components are found in many networks and have proven their performance with a high level of reliability.

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

RESEARCH AND DEVELOPMENT

         The Company incurred research and development expenses from continuing operations of $12,030 and $9,331 for the quarters ended April 30, 2002 and 2003, respectively. The Company's research and development activities will maintain market competitiveness by designing and developing world class products.

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

IRIS NETWORKS

         Iris Networks granted, pursuant to the license agreement dated as of May 16, 2003 (the License Agreement), 500,000 subscriber licenses to the Company to be used in its business partner programs.

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

EYEP MEDIA SA

         EyeP Media, based in Yverdon-les-bains, Switzerland, develops, in partnerships with its customers, PC based software products for deployment in the compelling next- generation IP telephony market. The solutions are based on standard protocols such as H.323, MGCP, Session Initiated Protocol (SIP), H.248 and run under various operating systems: Windows (inclusive of Windows CE), UNIX and Linux. PacketPort and EyeP Media reached an agreement in March 2002 for the development of a MGCP PC soft phone client, which controls the VoicePak USB Phone and provides many of the Class V features available from the VoicePak S.C.O. and Call Agent. The addition of the VoicePak PC Soft Phone to the Company's product family will add a valuable link to PacketPort's complete engineered end-to-end IP solution.

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

EMPLOYEES

         As of April 30, 2003 the Company has two executive officers, three software developmental engineers, two sales and marketing personnel, one technical support personnel, and one staff accountant for a total of nine employees. As a result of the intellectual property sale, the three development engineers and one marketing personnel were moved to the acquiring company. Moving forward, the Company anticipates hiring additional technical support, sales and marketing personnel commensurate with revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 2003 the Company had a working capital deficit of $2,543,309 as compared to a working capital deficit of $2,361,781 at January 31, 2003. At April 30, 2003 the Company had cash and cash equivalents of $22,635. Cash used in continuing operating activities of $39,211 for the three months ended April 30, 2003 primarily consisted of the net loss, offset by non-cash charges for depreciation, increases in accrued expenses and increases in deferred revenue and deposits. The Company also received an additional $142,442 in cash advances from Microphase Corporation. Cash used for discontinued operations totaled $76,475.

         The Company incurred a net operating loss of $204,974 for the three months ended April 30, 2003. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to: (1) satisfy its current obligations, (2) continue its development of products and solutions, and (3) successfully implement its plans to market business solutions through its business affiliates.

         We do expect that, in connection with the anticipated growth of the Company's products, we will be able to generate revenue and attract investors through public or private offerings of our common stock or otherwise obtain financing. However, there can be no assurance that the Company's efforts to attain profitability will be successful, that the Company will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the company to realize its plans.

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

         - offer programs and products that are attractive to IP telephony subscribers;

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

         - our ability to create and deploy quality products with competitive features;

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

         Our success depends upon effective planning and growth management. Excluding part-time employees, at April 30, 2003 we had a total of nine employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

         NONE.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         NONE.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         NONE.

                              PACKETPORT.COM, INC.



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 12th day of June, 2003.


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

NAME                           TITLE                        DATE
-----                          -----                        ----

/s/ RONALD A. DURANDO
---------------------------
Ronald A. Durando              Chairman, Chief Executive    June 12, 2003
                               Officer, President


/s/ GUSTAVE T. DOTOLI          Director, Chief Operating    June 12, 2003
---------------------------    Officer, Chief Financial
Gustave T. Dotoli              Officer

                                  CERTIFICATION

I, Ronald A. Durando, Chairman, Chief Executive Officer, certify that:

         1. I have reviewed this Quarterly report on Form 10-QSB of PacketPort.com, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 12, 2003


by: /s/Ronald A. Durando
---------------------------------
Ronald Durando
Chairman, Chief Executive Officer

                                  CERTIFICATION

I, Gustave T. Dotoli, Director, Chief Operating Officer, certify that:

         1. I have reviewed this Quarterly report on Form 10-QSB of PacketPort.com, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 12, 2003


by: /s/Gustave T. Dotoli
---------------------------------
Gustave T. Dotoli
Director, Chief Operating Officer