Form 10QSB
period 2003-07-31
PACKETPORT COM
filed 2003-09-12
CIK 833203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



(MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

                         COMMISSION FILE NUMBER 0-19705


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

         Number of shares outstanding of the issuer's Common Stock as of September 5, 2003 was 21,746,020.

         Traditional Small Business Disclosure Format (check one):

                                                          Yes / /    No /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                     FOR THE SIX MONTHS ENDED JULY 31, 2003

                                                                         PAGE
PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements:

         Balance Sheets-January 31, 2003 and July 31, 2003 (Unaudited)     3

         (Unaudited) Statements of Operations-Three Months ended
           July 31, 2002 and 2003                                          4

         (Unaudited) Statements of Operations-Six Months ended
           July 31, 2002 and 2003                                          5

         (Unaudited) Statements of Cash Flows-Six Months ended
           July 31, 2002 and 2003                                          6

         (Unaudited) Notes to Financial Statements                      7-11

         Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations       12-24

PART II.          OTHER INFORMATION                                       25

         Item 1.  Legal Proceedings                                       25

         Item 2.  Changes in Securities                                   25

         Item 3.  Defaults Upon Senior Securities                         25

         Item 6.  Exhibits and Reports on Form 8-K                        25

         Signatures                                                       26

         Certifications                                                27-30


                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                       JANUARY 31,       JULY 31,
                                                           2003            2003
                                                       ------------    ------------
                                                                        (Unaudited)
      ASSETS

Current Assets
 Cash and Cash Equivalents                             $        342    $    112,234
 Accounts Receivable                                          6,118           4,147
 Inventory                                                   54,217          16,954
 Prepaid Expenses and Other Current Assets                   29,939          26,020
 Assets Held for Sale, Net                                  570,215            --
                                                       ------------    ------------
      Total Current Assets                                  660,831         159,355
                                                       ------------    ------------
Machinery & equipment:
 Machinery & Equipment, at cost                             346,302         360,392
 Less: Accumulated Depreciation                            (213,736)       (218,588)
                                                       ------------    ------------
 Machinery & Equipment, Net                                 132,566         141,804
                                                       ------------    ------------
Other Assets:
 Software, at cost                                           15,000          20,000
 Less:  Accumulated Amortization                               --            (2,500)
                                                       ------------    ------------
      Total Other Assets                                     15,000          17,500
                                                       ------------    ------------
      Total Assets                                     $    808,397    $    318,659
                                                       ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts Payable                                      $    588,774    $    360,374
 Taxes Payable                                                1,000           1,000
 Deferred Revenue and Deposits                               34,726             640
 Accrued Expenses                                           581,196         428,279
 Note Payable - Stockholder                                 342,500         248,270
 Current Portion Note Payable-Microphase Corporation      1,474,416       1,439,327
                                                       ------------    ------------
      Total Current Liabilities                           3,022,612       2,477,890
                                                       ------------    ------------
Other Liabilities:
 Note Payable - Microphase, net of current portion          572,799         572,799
 Other Liabilities - Consultant                             687,414         687,414
                                                       ------------    ------------
      Total Other Liabilities                             1,260,213       1,260,213
                                                       ------------    ------------
      Total Liabilities                                   4,282,825       3,738,103
                                                       ------------    ------------
Stockholders' Equity (Deficit):
 Common Stock, $.003 Par Value, 24,900,000 shares
   authorized, 21,746,020 shares issued and
   outstanding                                               65,238          65,238
Capital in Excess of Par Value                           22,182,380      22,182,380
Deferred Compensation                                       (67,813)        (23,438)
Accumulated Deficit                                     (25,654,233)    (25,643,624)
                                                       ------------    ------------
      Total Stockholders' Equity (Deficit)               (3,474,428)     (3,419,444)
                                                       ------------    ------------
      Total Liabilities and Stockholders' Equity
       (Deficit)                                       $    808,397    $    318,659
                                                       ============    ============

                       See Notes to Financial Statements.

                                        3

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED
                                                          JULY 31,
                                                    2002            2003
                                                ------------    ------------
                                                        (As Restated)

Revenues                                        $     10,155    $     15,013
                                                ------------    ------------
Cost of Goods Sold:
  -Product                                            20,334          26,167
  -Software Amortization                                --             1,250
                                                ------------    ------------
      Total Cost of Goods Sold                        20,334          27,417
                                                ------------    ------------
Gross Margin on Sales                                (10,179)        (12,404)
                                                ------------    ------------
Selling, General and Administrative Expenses         125,021          97,288
Research and Development Expenses                     12,771          14,723
Provision for Doubtful Accounts                         --             1,850
                                                ------------    ------------
                                                     137,792         113,861
                                                ------------    ------------
Operating Loss                                      (147,971)       (126,265)
                                                ------------    ------------
Other(Expense):
  Interest Expense                                   (36,251)        (41,183)
                                                ------------    ------------
                                                     (36,251)        (41,183)
                                                ------------    ------------
Loss From Continuing Operations, Before
  Income Taxes                                      (184,222)       (167,448)
Income (Loss) From Discontinued Operations,
  including gain on sale of discontinued
  assets of $449,400 in 2003,
  Net of Income Taxes of $0                         (125,569)        383,031
Income Taxes                                            --              --
                                                ------------    ------------
Net Income (Loss)                               $   (309,791)   $    215,583
                                                ============    ============
Loss per share:
    Continuing Operations                       $       (.01)   $       (.01)
    Discontinued Operations                             --               .02
                                                ------------    ------------
    Net loss per share                          $       (.01)   $        .01
                                                ============    ============
Weighted Average Number of Shares Outstanding     21,746,020      21,746,020
                                                ============    ============




                       See Notes to Financial Statements.


                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE SIX MONTHS ENDED
                                                             JULY 31,
                                                       2002           2003
                                                   ------------    ------------
                                                  (As Restated)
Revenues                                           $     33,839    $     29,544
                                                   ------------    ------------
Cost of Goods Sold:
  -Product                                               39,918          43,760
  -Software Amortization                                   --             2,500
                                                   ------------    ------------
      Total Cost of Goods Sold                           39,918          46,260
                                                   ------------    ------------
Gross Margin on Sales                                    (6,079)        (16,716)
                                                   ------------    ------------
Selling, General and Administrative Expenses            334,646         193,359
Research and Development Expenses                        24,801          24,054
Provision for Doubtful Accounts                            --             1,850
                                                   ------------    ------------
                                                        359,447         219,263
                                                   ------------    ------------
Operating Loss                                         (365,526)       (235,979)
                                                   ------------    ------------
Other(Expense):
  Interest Expense                                      (67,674)        (85,774)
                                                   ------------    ------------
                                                        (67,674)        (85,774)
                                                   ------------    ------------
Loss From Continuing Operations, Before
  Income Taxes                                         (433,200)       (321,753)

Income (Loss) From Discontinued Operations,
  including gain on sale of discontinued
  assets of $449,400 in 2003,
  Net of Income Taxes of $0                            (250,298)        332,362

Income Taxes                                               --              --
                                                   ------------    ------------
Net Income (Loss)                                  $   (683,498)   $     10,609
                                                   ============    ============

Loss per share:

    Continuing Operations                          $       (.02)   $       (.01)

    Discontinued Operations                                (.01)            .01
                                                   ------------    ------------
    Net loss per share                             $       (.03)   $       --
                                                   ============    ============
Weighted Average Number of Shares Outstanding        21,405,464      21,746,020
                                                   ============    ============




                       See Notes to Financial Statements.


                                        5

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        FOR THE SIX MONTHS ENDED
                                                                 JULY 31,
                                                           2002          2003
                                                         ---------    ---------
                                                              (As Restated)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Net Income (Loss)                                      $(433,200)   $(321,753)
Add: Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:
  Depreciation and Amortization                             55,934       35,765
  Stock and Warrants issued for services                    89,000         --
  Amortization of deferred compensation                     29,578        6,047
  Provision for Bad Debts                                     --          1,850
  Disposal Loss - Equipment                                   --            215
  Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable                 --            121
   (Increase) Decrease in Inventory                           --        (16,421)
   (Increase) Decrease in Prepaid Expenses                    (146)       3,919
   Increase (Decrease) in Accounts Payable                 (27,038)     (46,219)
   Increase (Decrease) in Accrued Expenses                  34,006     (152,917)
   Increase (Decrease) in Note Payable -
     Stockholder                                              --        (51,730)
   Increase (Decrease) in Deferred Revenue
     and Deposits                                          (18,809)     (10,336)
                                                         ---------    ---------

Net Cash (Used in) Continuing Operating
  Activities                                              (270,675)    (551,459)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Equipment                             --            600
  Cash Paid to Purchase Equipment                             --        (27,141)
  Investment in Software                                   (15,000)      (5,000)
                                                         ---------    ---------

Net Cash (Used In) Investing
  Activities                                               (15,000)     (31,541)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Notes Payable Microphase                   424,244      195,100
  Repayment of Notes Payable - Stockholder                  (3,000)     (42,500)
  Repayment of Notes Payable - Microphase                     --       (229,864)
                                                         ---------    ---------

Net Cash Provided By (Used In) Financing Activities        421,244      (77,264)
                                                         ---------    ---------

Cash Flows Provided By(Used In)
  Discontinued Operations                                 (137,059)     772,156
                                                         ---------    ---------

Net Increase (Decrease) in Cash                             (1,490)     111,892

Cash and Cash Equivalents at the
  Beginning of Period                                        3,038          342
                                                         ---------    ---------

Cash and Cash Equivalents at the End of Period           $   1,548    $ 112,234
                                                         =========    =========




                       See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS JULY 31, 2003
                                   (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION

Going Concern

         As shown in the accompanying financial statements, the Company earned net income of $10,609 during the six months ended July 31, 2003. This was comprised of a loss from continuing operations of $321,753 and income from discontinued operations of $332,362. In addition, cash available at July 31, 2003 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

         The Company

         PacketPort.com, Inc., a Nevada Corporation, is engaged in the business of marketing IP Telephony solutions for a wide range of telephony applications. At the heart of its product is the VoicePak Soft Central Office (S.C.O.), which provides a powerful way to capitalize on the benefits of Internet Protocol (IP) Telephony to lower operational costs and improve productivity. The S.C.O. incorporates the VoicePak Service Access Point (SAP), VoicePak Service Access Transfer Point (SATP), VoicePak Integrated Access Device (IAD) and Universal Serial Bus (USB) Phone into its product suite, enabling On-net to On-net, On-net to Off-net and Off-net to On-net IP Telephony business solutions utilizing the flexible packet architecture.

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

                              PACKETPORT.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS JULY 31, 2003
                                   (UNAUDITED)


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

         Moving forward, the Company will provide commercialized solutions using the retained platform licenses for the VoicePak Soft Central Office (S.C.O.), Media Gateway Control Protocol (MGCP) Service Access Point and Service Access Transfer Point. Furthermore, the Company will continue to provide the VoicePak Integrated Access Devices (IAD) and USB Phones as strategic commercialized solutions.

         Restatement to Segregate Discontinued Operations

         Pursuant to the authorization of the board of directors in November 2002, management sought, and in March 2003 located a buyer for its intellectual property software core applications, programs and binaries associated with the platform, plus other related assets. For the statement of operations for the six month periods ended July 31, 2002 and 2003, respectively, the revenue and expenses associated with the intellectual properties and other assets sold have been accounted for as discontinued operations, and condensed information is summarized below:

                                              Six Month Period Ending
                                                     July 31,
                                                 2002         2003
                                               --------     --------

         Total Revenues                       $  26,271    $   4,995
         Cost and Expenses                     (276,569)    (122,033)
         Gain on Sale of Intellectual Property        -      449,400
                                                -------      -------

         Income (Loss) From Discontinued
           Operations                         $(250,298)   $ 332,362
                                                =======      =======

         Assets Held for Sale

         In conjunction with the formal plan to discontinue certain operations, the Company identified several assets which it sold on May 16, 2003. These were included in "Assets Held for Sale," pursuant to SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets."

                              PACKETPORT.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS JULY 31, 2003
                                   (UNAUDITED)


         Assets Held for Sale was comprised of the following items at January 31, 2003, and immediately prior to the sale on May 16, 2003:

                                                 January 31,     May 16,
                                                    2003          2003
                                                  --------      --------

         Inventory                               $  76,188      $  76,188
         Fixed Assets (net of $46,589 and
           $66,271, respectively,
           accumulated depreciation)                18,486         31,918
         Licenses (net of $87,500
           accumulated amortization)                87,500         87,500
         Capitalized Software (net of $162,275
           accumulated amortization)               388,041        417,175
                                                   -------        -------

                                                 $ 570,215      $ 612,781
                                                   =======        =======

The $449,400 gain on sale of intellectual property also includes $137,181 of accounts payable related to the assets sold that were forgiven by their respective vendors in conjunction with the sale.

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

                              PACKETPORT.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS JULY 31, 2003
                                   (UNAUDITED)


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

         At January 31, 2003 and July 31, 2003, the Company included the tentative amounts due under these agreements in the balance sheet as other liabilities - consultant. The Company and the research entity continue to negotiate the specific payment terms under this settlement agreement.

NOTE 4-RELATED PARTY INFORMATION

         The Company leases approximately 2,000 square feet for $3,500 per month (reduced from $4,800 effective July 1, 2003) on a month to month basis from Microphase Corporation, a company which concurrently employs the Company's president and vice president. Microphase also charges PacketPort $2,500 per month (reduced from $2,700 effective July 1,
         2003) for administrative support services. At July 31, 2003, the Company owed Microphase $2,012,126 plus accrued interest of $74,390, included in accrued expenses. Interest expense to Microphase, at an interest rate of prime plus 3%, totaled $74,390 for the six months ended July 31, 2003. In May 2003, the Company paid Microphase $425,000, applying $229,864 against the principal and $195,136 against accrued interest.

         The Company's president is the 100% owner of PacketPort, Inc., which owns 4,500,000 shares of the Company's common stock.

         The Company's president and vice president received no compensation for the six months ended July 31, 2003. At July 31, 2003, the Company owed the Company's president $248,270 plus accrued interest of $10,940, included in accrued expenses. Interest expense to the Company's president, at an interest rate of prime plus 3%, totaled $10,940 for the six months ended July 31, 2003. In May 2003, the Company paid the Company's president $125,000, applying $94,230 against the principal and $30,770 against accrued interest.

         Janifast Limited, a manufacturer in China for which the Company president and vice president are significant shareholders, produces VoicePak phones for PacketPort. At July 31, 2003, Janifast held $10,315 in inventory components for these phones which were purchased by the Company. These costs, included in prepaid expenses and other current assets, will be offset against future amounts billed to the Company by Janifast Limited for completed VoicePak Phones.

NOTE 5-EQUITY TRANSACTIONS

         There were no equity securities issued during the six month period ended July 31, 2003.

         The following is a description of transactions in which the Company issued its securities during the quarter ended July 31, 2002:

         On April 8, 2002, the Company issued 400,000 shares for financial consulting services valued at $44,000.

         On April 10, 2002, the Company issued 500,000 shares for financial consulting services valued at $45,000.

                              PACKETPORT.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS JULY 31, 2003
                                   (UNAUDITED)


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

RESULTS OF CONTINUING OPERATIONS

         Three months ended July 31, 2002 vs. July 31, 2003 from continuing operations:

NET LOSS

         The Company reported a net loss from continuing operations of $184,222 for the three months ended July 31, 2002 as compared to a net loss from continuing operations of $167,448 for the three months ended July 31, 2003. This represents a loss per share from continuing operations of $(.01) for the three months ended July 31, 2002 compared to a loss per share from continuing operations of $(.01) for the three months ended July 31, 2003.

         This $16,774 decrease in the net loss from continuing operations for the three months ended July 31, 2002 compared to the three months ended July 31, 2003 was primarily due to the following factors:

         Selling, general and administrative expenses from continuing operations decreased by $27,733 due to reduced stock grants to financial consultants and reduced legal and professional expenses.

         Interest expense to related parties increased by $5,200 from $35,539 for the three months ended July 31, 2002 to $40,739 for the three months ended July 31, 2003, due to higher average loan balances due to Microphase Corporation and to the Company's president.

REVENUES

         Revenues from continuing operations increased by $4,858 from $10,155 for the three months ended July 31, 2002 to $15,013 for the three months ended July 31, 2003. Management expects increased sales to commence in the second half of fiscal 2004 as the Company forms new business partners that will utilize the 500,000 subscriber licenses from the License Agreement.

         We anticipate that these business partners will be capitalized with third party investments. At all times the Company will own and control at least 10% of the outstanding voting interests of such entities. The new companies will meet the requirements of a "seller affiliate" under the terms of the License Agreement for purposes of the "End User License Agreements."

COST OF GOODS SOLD

         Cost of goods sold from continuing operations for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization were $20,334 and $27,417 for the three months ended July 31, 2002 and 2003, respectively. This constituted approximately 200% and 183% of revenues for the three months ended July 31, 2002 and 2003, respectively. Excluding software amortization, cost of goods sold from continuing operations for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $20,334 and $26,167, or 200% and 174% of revenues, for the three months ended July 31, 2002 and 2003, respectively.

         Cost of goods sold varies with each product line, with software having less material cost than hardware. The primary costs incurred by the Company in fiscal 2004 for continuing operations are for fixed production department overhead expenses (idle capacity) and material costs on sold VoicePak Integrated Access Devices and USB Phones.

         Software amortization costs from continuing operations for the three months ended July 31, 2002 and 2003, were $0 and $1,250, respectively. These amounts were 0% and 8% of revenues for the three months ended July 31, 2002 and 2003, respectively, and are included in the Cost of Goods Sold total percentage of 200% and 183% for the above periods being presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses from continuing operations for the three months ended July 31, 2002 and 2003 were $125,021 and $97,288, respectively. This constituted approximately 1,231% and 648% of revenues from continuing operations for the three months ended July 31, 2002 and 2003, respectively. The decrease in expenses is attributable to reduced stock grants to financial consultants and reductions in legal and professional services.

NET LOSS PER SHARE

         For the three months ended July 31, 2002 and 2003 the Company reported a net loss per share of ($.01) and net income per share of $.01, based upon weighted average shares outstanding of 21,746,020 for both periods.

         The net income (loss) per share consisted of a loss per share from continuing operations of ($.01) and ($.01) for the three months ended July 31, 2002 and 2003, as discussed above, and ($0) and $.02 income per share for the three months ended July 31, 2002 and 2003, respectively, from discontinued operations, as discussed below.

         Six months ended July 31, 2002 vs. July 31, 2003 from continuing operations:

NET LOSS

         The Company reported a net loss from continuing operations of $433,200 for the six months ended July 31, 2002 as compared to a net loss from continuing operations of $321,753 for the six months ended July 31, 2003. This represents a loss per share from continuing operations of $(.02) for the six months ended July 31, 2002 compared to a loss per share from continuing operations of $(.01) for the six months ended July 31, 2003.

         This $111,447 decrease in the net loss from continuing operations was primarily due to the following factors:

         Selling, general and administrative expenses from continuing operations decreased by $141,287 from the six months ended July 31, 2002 to the six months ended July 31, 2003, due to reduced stock grants to financial consultants and reduced legal and professional expenses.

         Interest expense to related parties increased by $18,703 from $66,627 for the six months ended July 31, 2002 to $85,330 for the six months ended July 31, 2003, due to higher average loan balances to Microphase Corporation and the Company's president.

REVENUES

         Revenues from continuing operations decreased by $4,295 from $33,839 for the six months ended July 31, 2002 to $29,544 for the six months ended July 31, 2003. Management expects increased sales to commence in the second half of fiscal 2004 as the Company forms new business partners that will utilize the 500,000 subscriber licenses from the License Agreement.

         We anticipate that these business partners will be capitalized with third party investments. At all times the Company will own and control at least 10% of the outstanding voting interests of such entities. The new companies will meet the requirements of a "seller affiliate" under the terms of the License Agreement for purposes of the "End User License Agreements."

COST OF GOODS SOLD

         Cost of goods sold from continuing operations for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, including software amortization were $39,918 and $46,260 for the six months ended July 31, 2002 and 2003, respectively. This constituted approximately 118% and 157% of revenues for the six months ended July 31, 2002 and 2003, respectively. Excluding software amortization, cost of goods sold from continuing operations for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $39,918 and $43,760, or 118% and 148% of revenues, for the six months ended July 31, 2002 and 2003, respectively.

         Cost of goods sold varies with each product line, with software having less material cost than hardware. The primary costs incurred by the Company in fiscal 2004 for continuing operations are for fixed production department overhead expenses (idle capacity) and material costs on sold VoicePak Integrated Access Devices and USB Phones.

         Software amortization costs from continuing operations for the six months ended July 31, 2002 and 2003, were $0 and $2,500, respectively. These amounts were 0% and 8% of revenues for the six months ended July 31, 2002 and 2003, respectively, and are included in the Cost of Goods Sold total percentage of 118% and 157% for the above periods being presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses from continuing operations for the six months ended July 31, 2002 and 2003 were $334,646 and $193,359, respectively. This constituted approximately 989% and 654% of revenues from continuing operations for the six months ended July 31, 2002 and 2003, respectively. The decrease in expenses is attributable to reduced stock grants to financial consultants and reductions in legal and professional services.

NET LOSS PER SHARE

         For the six months ended July 31, 2002 and 2003 the Company reported a net loss per share of ($.03) and ($.0) based upon weighted average shares outstanding of 21,405,464 and 21,746,020, respectively.

         The net loss per share consisted of a loss per share from continuing operations of ($.02) and ($.01) for the six months ended July 31, 2002 and 2003, respectively, as discussed above, and a loss of ($.01) and income of $.01 for the six months ended July 31, 2002 and 2003, respectively, from discontinued operations, as discussed below.

CRITICAL ACCOUNTING POLICIES

Restatement to Segregate Discontinued Operations

         Effective January 31, 2003, the Company discontinued operations relating to the design and development of the Company's intellectual property core software. These former activities have been accounted for as discontinued operations in the current financial statements. Condensed financial information for these discontinued operations is summarized below for the three months ended July 31, 2002 and 2003.

                                                               For the
                                                           Six Months Ended
                                                                July 31,
                                                          2002           2003
                                                         -------       -------

         Total Revenues                                $  26,271     $   4,995
         Cost of Goods Sold                             (156,554)      (20,030)
                                                         -------       -------
         Gross Margin                                   (130,283)      (15,035)
         Expenses                                       (120,015)     (102,003)
         Gain on Sale of Intellectual Property                 -       449,400
                                                         -------       -------

         Income (Loss) From Discontinued Operations    $(250,298)    $ 332,362
                                                         =======       =======

Assets Held for Sale

         On May 16, 2003 PacketPort.Com, Inc. (the "Company") as Seller, pursuant to an Asset Purchase Agreement (the "Agreement") entered into on April 25, 2003 with Themis Computer, a California corporation, and subsequently assigned by Themis Computer to Portelis Networks, a California corporation, as Buyer, sold to the Buyer all of the intellectual property for certain of the Company's core software applications (the "Software Applications") plus other related assets ("Acquired Assets") for $915,000 in cash, plus some personal property assets for an additional $10,000 in cash. Of this total of $925,000, $25,000 previously had been paid upon the execution of the Agreement, $855,000 was paid to the Company in cash at closing and $45,000 was withheld by the Buyer pending receipt from the Seller of documentation that certain obligations of the Company affecting the Acquired Assets had been satisfied, at which time, in June 2003, the $45,000 was remitted to the Company.

         The purchase price was determined by negotiation, and there is no relationship between the Company, or any of its affiliates, and the Buyer, or any of its affiliates. The Company used the proceeds of the sale, net of transaction costs, to satisfy certain outstanding obligations and for working capital requirements.

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

         At January 31, 2003, $570,215 of the eventual $612,781 of the assets which the Company sold on May 16, 2003 were included in "Assets Held for Sale," pursuant to SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets."

         Assets Held for Sale was comprised of the following items at January 31, 2003, and immediately prior to the sale on May 16, 2003:

                                                 January 31,     May 16,
                                                    2002          2003
                                                  --------      --------

         Inventory                               $  76,188     $  76,188
         Fixed Assets (net of $48,944 and
           $66,271, respectively,
           accumulated depreciation)                18,486        31,918
         Licenses (net of $87,500
           accumulated amortization)                87,500        87,500
         Capitalized Software (net of $162,275
           accumulated amortization)               388,041       417,175
                                                   -------       -------

                                                 $ 570,215     $ 612,781
                                                   =======       =======

RESEARCH, DEVELOPMENT AND CAPITALIZATION OF SOFTWARE

         The Company incurred research, development and capitalized software and licencing costs of $39,801 and $29,054 for the six months ended July 31, 2002 and 2003 respectively, excluding discontinued research, development and capitalized software and licensing costs of $175,214 and $85,868 , respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product and licences purchased from third parties. For the six months ended July 31, 2002 and 2003 the amounts capitalized were $97,989 and $29,134, respectively. These amounts consist of internal salaries, licenses and research department overhead costs. The decrease in research, development and capitalized software and licensing costs for the six months ended July 31, 2003 was primarily due to headcount reduction as a result of the sale of intellectual property.

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

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed above under Stock Based Compensation.

         In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on our financial statements.

         In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material impact on our financial statements.

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

         In addition, Designer Labs provides the SS7/C7 signaling layer, which inter-operates with the VoicePak SATP, and controls calls over long distance circuit-switched networks.

         PacketPort.com, Inc. currently has the following licensed product suites: VoicePak SAP, VoicePak Database, VoicePak SATP, VoicePak Integrated Access Device (IAD), and the VoicePak USB Phone.

VOICEPAK SERVICE ACCESS TRANSFER POINT

         PacketPort.com's VoicePak SATP is a flexible IP switching gateway. The VoicePak SATP supports Media Gateway, Signaling Gateway, and Media Gateway Controller functions. The SATP offers transition growth, open software architecture, multiple compression standards, easy management, and built-in billing support. The VoicePak SATP represents the fourth generation of telephony products based on evolving voice technology at PacketPort.com, Inc.

VOICEPAK S.C.O., SOFT CENTRAL OFFICE

         PacketPort.com's Soft Central Office, VoicePak S.C.O., represents a robust implementation of Class V and Class IV featured Central Office utilizing a WEB Browser intelligent Command Console providing OAM&P. The S.C.O. provides fine granularity, routing and rating rules that can be utilized for carrier and calling card applications. Additionally, the S.C.O. provides Real-Time Billing for applications such as Prepaid Calling Cards. The VoicePak S.C.O. and Gateway eliminates the need for a Class IV switch. The VoicePak S.C.O. product delivers a complete engineered end-to-end IP solution.

VOICEPAK SERVICE ACCESS POINT

         The VoicePak SAP is an intelligent soft switch providing control of Media Gateway Control Protocol (MGCP), edge devices such as the VoicePak IAD and USB Phone utilizing a redundant fully meshed network configuration of multiple S.C.O. database and SAP platforms. The SAP and associated S.C.O. Database provides the control of intelligence to the IAD and USB Phones.

VOICEPAK INTEGRATED ACCESS DEVICE

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

VOICEPAK USB PHONE

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

RESEARCH AND DEVELOPMENT

         The Company incurred research and development expenses from continuing operations of $24,801 and $24,054 for the six month periods ended July 31, 2002 and 2003, respectively. The Company's research and development activities will maintain market competitiveness by designing and developing world class products.

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

PORTELIS NETWORKS

         Portelis Networks granted, pursuant to the license agreement dated as of May 16, 2003 (the License Agreement), 500,000 subscriber licenses to the Company to be used in its business partner programs.

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

EYEP MEDIA SA

         EyeP Media, based in Yverdon-les-bains, Switzerland, develops, in partnerships with its customers, PC based software products for deployment in the compelling next- generation IP telephony market. The solutions are based on standard protocols such as H.323, MGCP, Session Initiated Protocol (SIP), H.248 and run under various operating systems: Windows (inclusive of Windows CE), UNIX and Linux. PacketPort and EyeP Media reached an agreement in March 2002 for the development of a MGCP PC soft phone client, which controls the VoicePak USB Phone and provides many of the Class V features available from the VoicePak S.C.O. and SAP. The addition of the VoicePak PC Soft Phone to the Company's product family will add a valuable link to PacketPort's complete engineered end-to-end IP solution.

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

DESIGNER LABS

         Designer Labs is a telecommunications software company based in New Hampshire that specializes in intelligent network or Signaling System 7(SS7) solutions for switched circuit and IP-based services. SS7 is essentially a data network that runs parallel to the network of switches that carries voice traffic over the public switched telephony network. The SS7 network provides for a "signaling layer" that carries information about line and phone status conditions (busy, out of service, etc.) between switches in the network, thereby helping to make the network more efficient and intelligent. SS7 also uses specialized databases that contain call routing information, making it possible, for example, for a telephone switch to route a call to a secondary phone number if the primary number is unavailable. Designer Labs has partnered with us to develop SS7 signaling services that allow SS7 to be harnessed as a signaling mechanism for the transport of voice over IP networks. This allows our VoicePak SATP to offer the same intelligent network services for IP Telephony network applications.

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

COMPETITION

         The Company's markets are extremely competitive. Competitors of the Company's various product lines include:

         For the VoicePak SATP (including S.C.O. products): Clarent, Nu-Era, VocalTec, Sonus Networks, Cisco, Inter-Tel, and other companies, such as Nortel and Lucent.

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

EMPLOYEES

         As of July 31, 2003, the Company has two executive officers, one sales and marketing personnel, one product development personnel, one technical relationship personnel and one staff accountant for a total of six employees. As a result of the intellectual property sale, three development engineers and one marketing personnel were moved to the acquiring company. Moving forward, the Company anticipates hiring additional technical support, sales and marketing personnel commensurate with revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2003 the Company had a working capital deficit of $2,318,535 as compared to a working capital deficit of $2,361,781 at January 31, 2003. At July 31, 2003 the Company had cash and cash equivalents of $112,234. Cash used in continuing operating activities of $551,459 for the six months ended July 31, 2003 primarily consisted of the net loss, and decreases in accounts payable, accrued expenses, deferred revenue and stockholder loans, offset by non cash charges for depreciation. The Company also received an additional $195,100 in cash advances from Microphase Corporation. The Company, after the sale of the intellectual property, paid $229,864 and $42,500 against notes payable to Microphase Corporation and the Company president, respectively. Cash provided by discontinued operations totaled $772,156, including $925,000 in proceeds from the sale of intellectual property.

         The Company incurred a net operating loss from continuing operations of $321,753 for the six months ended July 31, 2003. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

         Our success depends upon effective planning and growth management. Excluding part-time employees, at July 31, 2003 we had a total of six employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

          -    release  of  lock-up  or  other  transfer   restrictions  on  our
               outstanding shares of common stock or sales of additional shares of common stock; and

          -    potential litigation.

                              PACKETPORT.COM, INC.

ITEM 3.           CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer have evaluated the controls and procedures within 90 days of the filing date of this quarterly report and concluded that the Company's disclosure controls and procedures were effective. There were no significant changes in the Company's internal controls subsequent to the date of the evaluation by such officer.

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

         NONE.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         EXHIBITS 31, 32: OFFICER CERTIFICATIONS   Pgs. 27-30

         REPORTS ON FORM 8-K:

         1. FORM 8-K   FOR EVENT DATED MAY 16, 2003;
                                    FILED ON OR ABOUT MAY 30, 2003
         2. FORM 8-K/A FOR EVENT DATED MAY 16, 2003;
                                    FILED ON OR ABOUT JULY 31, 2003

                              PACKETPORT.COM, INC.



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 10th day of September, 2003.


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

NAME                                 TITLE                        DATE


/s/ RONALD A. DURANDO
Ronald A. Durando              Chairman, Chief Executive    September 11, 2003
                               Officer, President


/s/ GUSTAVE T. DOTOLI          Director, Chief Operating    September 11, 2003
---------------------
Gustave T. Dotoli              Officer, Chief Financial
                               Officer