Form 10QSB
period 2003-10-31
PACKETPORT COM
filed 2003-12-15
CIK 833203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

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


                             587 CONNECTICUT AVENUE
                                NORWALK, CT 06854
                    (Address of Principal Executive Offices)

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

           Number of shares outstanding of the issuer's Common Stock as of December 5, 2003 was 21,746,020.

           Traditional Small Business Disclosure Format (check one):

                                                          Yes / /    No /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2003

                                                                            PAGE
PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements:

         Balance Sheets-January 31, 2003 and October 31, 2003 (Unaudited)  3

         (Unaudited) Statements of Operations-Three Months ended
           October 31, 2002 and 2003                                       4

         (Unaudited) Statements of Operations-Nine Months ended
           October 31, 2002 and 2003                                       5

         (Unaudited) Statements of Cash Flows-Nine Months ended
           October 31, 2002 and 2003                                       6

         (Unaudited) Notes to Financial Statements                      7-11

         Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations       12-24

PART II. OTHER INFORMATION                                                25

         Item 1.  Legal Proceedings                                       25

         Item 2.  Changes in Securities                                   26

         Item 3.  Defaults Upon Senior Securities                         26

         Item 6.  Exhibits and Reports on Form 8-K                        26

         Signatures                                                       27


                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                        JANUARY 31,    OCTOBER 31,
                                                            2003           2003
                                                         ----------     ----------
                                                                       (Unaudited)
      ASSETS

Current Assets
 Cash and Cash Equivalents                             $        342    $     21,462
 Accounts Receivable                                          6,118           6,649
 Inventory                                                   54,217          17,574
 Prepaid Expenses and Other Current Assets                   29,939          28,110
 Assets Held for Sale, Net                                  570,215            --
                                                       ------------    ------------
      Total Current Assets                                  660,831          73,795
                                                       ------------    ------------
Machinery & equipment:
 Machinery & Equipment, at cost                             346,302         362,356
 Less: Accumulated Depreciation                            (213,736)       (238,522)
                                                       ------------    ------------
 Machinery & Equipment, Net                                 132,566         123,834
                                                       ------------    ------------
Other Assets:
 Software and Licenses, at cost                              15,000          24,800
 Less:  Accumulated Amortization                               --            (3,750)
                                                       ------------    ------------
      Total Other Assets                                     15,000          21,050
                                                       ------------    ------------
      Total Assets                                     $    808,397    $    218,679
                                                       ============    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts Payable                                      $    588,774    $    300,178
 Taxes Payable                                                1,000           1,000
 Deferred Revenue and Deposits                               34,726            --
 Accrued Expenses                                           581,196         560,667
 Note Payable - Stockholder                                 342,500         298,270
 Current Portion Note Payable-Microphase Corporation      1,474,416       1,460,628
                                                       ------------    ------------
      Total Current Liabilities                           3,022,612       2,620,743
                                                       ------------    ------------
Other Liabilities:
 Note Payable - Microphase, net of current portion          572,799         572,799
 Other Liabilities - Consultant                             687,414         687,414
                                                       ------------    ------------
      Total Other Liabilities                             1,260,213       1,260,213
                                                       ------------    ------------
      Total Liabilities                                   4,282,825       3,880,956
                                                       ------------    ------------

Stockholders' Equity (Deficit):
 Common Stock, $.003 Par Value, 24,900,000 and
   effective October 29, 2003 149,000,000 shares
   authorized, 21,746,020 shares issued and
   outstanding                                               65,238          65,238
Capital in Excess of Par Value                           22,182,380      22,182,380
Deferred Compensation                                       (67,813)        (20,625)
Accumulated Deficit                                     (25,654,233)    (25,889,270)
                                                       ------------    ------------
      Total Stockholders' Equity (Deficit)               (3,474,428)     (3,662,277)
                                                       ------------    ------------
      Total Liabilities and Stockholders'
         Equity (Deficit)                              $    808,397    $    218,679
                                                       ============    ============

See Notes to Financial Statements.
                                       3



                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                             2002            2003
                                                         ----------     -----------
                                                        (As Restated)
Revenues                                                  $   2,986       $  17,780
                                                         ----------     -----------

Cost of Goods Sold:
  -Product                                                   20,477          46,129
  -Software Amortization                                          -           1,250
                                                         ----------     -----------

      Total Cost of Goods Sold                               20,477          47,379
                                                         ----------     -----------

Gross Margin on Sales                                       (17,491)        (29,599)
                                                         ----------     -----------

Selling, General and Administrative Expenses                152,481         136,549
Research and Development Expenses                            11,956          37,596
Provision for Doubtful Accounts                                   -               -
                                                         ----------     -----------

                                                            164,437         174,145
                                                         ----------     -----------

Operating Loss                                             (181,928)       (203,744)
                                                         ----------     -----------

Other(Expense):
  Interest Expense                                          (39,964)        (40,162)
                                                         ----------     -----------

                                                            (39,964)        (40,162)
                                                         ----------     -----------

Loss From Continuing Operations, Before
  Income Taxes                                             (221,892)       (243,906)
Income (Loss) From Discontinued Operations                 (413,095)         (1,740)
Income Taxes                                                    --              --
                                                         ----------     -----------

Net Income (Loss)                                         $(634,987)      $(245,646)
                                                         ==========      ==========

Loss per share:
    Continuing Operations                                 $  (.01)      $  ( .01)
    Discontinued Operations                               $  (.02)      $       --
                                                         ----------     -----------

    Net loss per share                                    $  (.03)      $   (.01)
                                                         ==========      ==========

Weighted Average Number of Shares Outstanding            21,746,020      21,746,020
                                                         ==========      ==========



                       See Notes to Financial Statements.



                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR THE NINE MONTHS ENDED
                                                         OCTOBER 31,
                                                    2002            2003
                                                ------------    ------------
                                               (As Restated)

Revenues                                        $     36,825    $     47,324
                                                ------------    ------------

Cost of Goods Sold:
  -Product                                            60,395          89,889
  -Software Amortization                                --             3,750
                                                ------------    ------------

      Total Cost of Goods Sold                        60,395          93,639
                                                ------------    ------------

Gross Margin on Sales                                (23,570)        (46,315)
                                                ------------    ------------

Selling, General and Administrative Expenses         487,127         329,908
Research and Development Expenses                     36,757          61,650
Provision for Doubtful Accounts                         --             1,850
                                                ------------    ------------

                                                     523,884         393,408
                                                ------------    ------------

Operating Loss                                      (547,454)       (439,723)
                                                ------------    ------------

Other(Expense):
  Interest Expense                                  (107,638)       (125,936)
                                                ------------    ------------

                                                    (107,638)       (125,936)
                                                ------------    ------------

Loss From Continuing Operations, Before
  Income Taxes                                      (655,092)       (565,659)
Income (Loss) From Discontinued Operations,
  including gain on sale of discontinued
  assets of $447,660 in 2003                        (663,393)        330,622
Income Taxes                                            --              --
                                                ------------    ------------

Net Income (Loss)                               $ (1,318,485)   $   (235,037)
                                                ============    ============

Loss per share:
    Continuing Operations                       $       (.03)   $       (.03)
    Discontinued Operations                     $       (.03)   $        .02
                                                ------------    ------------

    Net loss per share                          $       (.06)   $       (.01)
                                                ============    ============

Weighted Average Number of Shares Outstanding     21,520,652      21,746,020
                                                ============    ============



See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       FOR THE NINE MONTHS ENDED
                                                               OCTOBER 31,
                                                           2002          2003
                                                         ---------    ---------
                                                       (As Restated)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Net Income (Loss)                                      $(655,092)   $(565,659)
Add: Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:
  Depreciation and Amortization                             77,756       55,209
  Stock and Warrants issued for services                    89,000         --
  Amortization of deferred compensation                     40,516        8,860
  Provision for Bad Debts                                     --          1,850
  Disposal Loss - Equipment                                 47,872          215
  Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable                 --         (2,381)
   (Increase) Decrease in Inventory                         29,733      (17,041)
   (Increase) Decrease in Prepaid Expenses                 (19,819)       1,829
   Increase (Decrease) in Accounts Payable                  10,523      (51,544)
   Increase (Decrease) in Accrued Expenses                  69,288      (65,400)
   Increase (Decrease) in Note Payable - Stockholder          --        (51,730)
   Increase (Decrease) in Deferred Revenue
     and Deposits                                          (14,121)     (10,976)
                                                         ---------    ---------

Net Cash (Used in) Continuing Operating
  Activities                                              (324,344)    (696,768)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Equipment                             --            600
  Cash Paid to Purchase Equipment                          (10,939)     (29,105)
  Investment in Software and Licenses                      (15,000)      (9,800)
                                                         ---------    ---------

Net Cash (Used In) Investing Activities                    (25,939)     (38,305)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Notes Payable - Stockholder                   --         50,000
  Proceeds from Notes Payable - Microphase                 621,639      216,401
  Repayment of Notes Payable - Stockholder                  (3,000)     (42,500)
  Repayment of Notes Payable - Microphase                     --       (229,864)
                                                         ---------    ---------

Net Cash Provided By (Used In) Financing Activities        618,639       (5,963)
                                                         ---------    ---------

Cash Flows Provided By(Used In)
  Discontinued Operations                                 (264,283)     762,156
                                                         ---------    ---------

Net Increase (Decrease) in Cash                              4,073       21,120

Cash and Cash Equivalents at the
  Beginning of Period                                        3,038          342
                                                         ---------    ---------

Cash and Cash Equivalents at the End of Period           $   7,111    $  21,462
                                                         =========    =========


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2003
                                   (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

Going Concern

         As shown in the accompanying financial statements, the Company reported a net loss of $235,037 during the nine months ended October 31, 2003. This was comprised of a loss from continuing operations of $565,659 and income from discontinued operations of $330,622. In addition, cash available at October 31, 2003 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

         The Company

         PacketPort.com, Inc., a Nevada Corporation, is a provider of a Global Hosted Telephony Solution (GHTS) using an Internet centric business model for accessing dial up or broadband connectivity with the delivery of global dial-tone to subscribers of telephony services. The GHTS strategy takes advantage of the convergence of several worldwide trends in technology, international communications policy and regulation, as well as the fundamental dynamics of global economics of telecommunications.

         The Soft Central Office (S.C.O.)and the VoicePak family of products incorporates a robust Business Support System (BSS); including the Operations, Administration, Management, and Provisioning (OAM&P). Coupled together, the OAM&P and BSS manage the day-to-day operational and financial functions for the GHTS Broadband Telephony solution.

                               PACKETPORT.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2003
                                   (UNAUDITED)

         On March 21, 2003, PacketPort.com, Inc. (The Company) disclosed that it was negotiating the sale of its intellectual property software core and related assets. The present market for soft switch and gateway products is very competitive, which is why the Company was seeking to sell the intellectual property. The Company determined that the future business focus would be the service base focused on broadband telephony solutions within an alliance or joint venture partnership format.

         The decision to sell the intellectual property relating to the Company's soft switch and gateway technology resulted in a substantial cash infusion as well as other consideration. The Company believes this will enable the successful commercialization of its operations, allowing it to focus on a segment of the IP telephony industry in which the Company believes it can successfully compete.

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

         Moving forward, the Company is providing commercialized GHTS solutions using the retained platform licenses for the VoicePak Soft Central Office (S.C.O.), Media Gateway Control Protocol (MGCP), Service Access Point (SAP) and Service Access Transfer Point (SATP). Furthermore, the Company will continue to provide the VoicePak Integrated Access Devices
         (IAD) and Universal Serial Bus (USB) Phones as strategic commercialized GHTS solutions.

         Restatement to Segregate Discontinued Operations

         Pursuant to the authorization of the board of directors in November 2002, management sought a buyer for its intellectual property software core applications, programs and binaries associated with the platform, plus other related assets. In March 2003 the Company located such buyer. For the statement of operations for the nine month periods ended October 31, 2002 and 2003, respectively, the revenue and expenses associated with the intellectual properties and other assets sold have been accounted for as discontinued operations, and condensed information is summarized below:

                                                     Nine Month Period Ending
                                                             October 31,
                                                        2002           2003

         Total Revenues                              $  26,271      $   4,995
         Costs and Expenses                           (689,664)      (122,033)
         Gain on Sale of Intellectual Property               -        447,660
                                                       -------        -------

         Income (Loss) From Discontinued
           Operations                                $(663,393)     $ 330,622
                                                       =======        =======

                               PACKETPORT.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2003
                                   (UNAUDITED)

         Assets Held for Sale

         In conjunction with the formal plan to discontinue certain operations, the Company identified several assets which it sold on May 16, 2003. These were included in "Assets Held for Sale," pursuant to SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets."

         Assets Held for Sale was comprised of the following items at January 31, 2003, and immediately prior to the sale on May 16, 2003:

                                                 January 31,     May 16,
                                                    2003          2003
                                                  --------      --------

         Inventory                              $  76,188      $  76,188
         Fixed Assets (net of $46,589 and
           $64,531, respectively,
           accumulated depreciation)               18,486         33,658
         Licenses (net of $87,500
           accumulated amortization)               87,500         87,500
         Capitalized Software (net of $162,275
           accumulated amortization)              388,041        417,175
                                                  -------        -------

                                                $ 570,215      $ 614,521
                                                  =======        =======

         The  $447,660  gain on  sale of  intellectual  property  also  includes
         $137,181 of accounts payable related to the assets sold that were forgiven by their respective vendors in conjunction with the sale.

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

                               PACKETPORT.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2003
                                   (UNAUDITED)

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

         At January 31, 2003 and October 31, 2003, the Company included the tentative amounts due under these agreements in the balance sheet as other liabilities - consultant. The Company and the research entity continue to negotiate the specific payment terms under this settlement agreement.

NOTE 4-RELATED PARTY INFORMATION

         The Company leases approximately 2,000 square feet for $3,500 per month (reduced from $4,800 effective July 1, 2003) on a month to month basis from Microphase Corporation, a company which concurrently employs the Company's president and vice president. Microphase also charges PacketPort $2,500 per month (reduced from $2,700 effective July 1,
         2003) for administrative support services. At October 31, 2003, the Company owed Microphase $2,033,427 plus accrued interest of $109,797, included in accrued expenses. Interest expense to Microphase, at an interest rate of prime plus 3%, totaled $109,797 for the nine months ended October 31, 2003. In May 2003, the Company paid Microphase $425,000, applying $229,864 against the principal and $195,136 against accrued interest.

         The Company's president is the 100% owner of PacketPort, Inc., which owns 4,500,000 shares of the Company's common stock.

         The Company's president and vice president received no compensation for the nine months ended October 31, 2003. At October 31, 2003, the Company owed the Company's president $298,270 plus accrued interest of $15,431, included in accrued expenses. Interest expense to the Company's president, at an interest rate of prime plus 3%, totaled $15,431 for the nine months ended October 31, 2003. In May 2003, the Company paid the Company's president $125,000, applying $94,230 against the principal and $30,770 against accrued interest.

         Janifast Limited, a manufacturer in China for which the Company president and vice president are significant shareholders, produces VoicePak phones for PacketPort. At October 31, 2003, Janifast held $10,315 in inventory components for these phones which were purchased by the Company. These costs, included in prepaid expenses and other current assets, will be offset against future amounts billed to the Company by Janifast Limited for completed VoicePak Phones.

                              PACKETPORT.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2003
                                   (UNAUDITED)

NOTE 5-EQUITY TRANSACTIONS

          There were no equity securities issued during the nine month period ended October 31, 2003.

          The following is a description of transactions in which the Company issued its securities during the nine months ended October 31, 2002:

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

                               PACKETPORT.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2003
                                   (UNAUDITED)


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

RESULTS OF CONTINUING OPERATIONS

THREE  MONTHS  ENDED  OCTOBER  31, 2002 VS.  OCTOBER  31,  2003 FROM  CONTINUING
OPERATIONS:

NET LOSS

       The Company reported a net loss from continuing operations of $221,892 for the three months ended October 31, 2002 as compared to a net loss from continuing operations of $243,906 for the three months ended October 31, 2003. This represents a loss per share from continuing operations of $(.01) for the three months ended October 31, 2002 compared to a loss per share from continuing operations of $(.01) for the three months ended October 31, 2003.

       This $22,014 increase in the net loss from continuing operations for the three months ended October 31, 2002 compared to the three months ended October 31, 2003 was primarily due to the following factors:

REVENUES

       Revenues from continuing operations increased by $14,794 from $2,986 for the three months ended October 31, 2002 to $17,780 for the three months ended October 31, 2003. The increase was due to higher sales of USB phones and VoicePak IAD's and higher telephone call fees, offset by lower service contract revenues and software license revenue. Management expects revenues to continue increasing as the Company forms new business partners who will utilize the 500,000 subscriber licenses from the License Agreement.

                              PACKETPORT.COM, INC.
                 NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2003
                                   (UNAUDITED)

       We anticipate that these business partnerships will be capitalized with third party investments. At all times the Company will own and control at least 10% of the outstanding voting interests of such entities. The new companies will meet the requirements of a "seller affiliate" under the terms of the License Agreement for purposes of the "End User License Agreements."

COST OF GOODS SOLD

       Cost of goods sold from continuing operations increased by $26,902 from $20,477 to $47,379, respectively. The increase in cost of goods sold was due to the related hardware costs associated with the increased sales of USB phones and VoicePak IAD's and higher product administration overhead costs for telephone call services.

       Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold for continuing operations incurred by the Company in fiscal 2004 were for fixed production department administrative overhead expenses (including idle capacity) and material costs on sold VoicePak IAD and USB Phones.

       Software amortization costs from continuing operations for the three months ended October 31, 2002 and 2003, were $0 and $1,250, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses from continuing operations decreased by $15,932 for the three months ended October 31, 2002 and 2003 from $152,481 to $136,549, respectively. The decrease in expenses is attributable to lower payroll costs offset by higher legal and professional services.

NET LOSS PER SHARE

       For the three month periods ended October 31, 2002 and 2003, the Company reported a net loss per share of ($.03) and ($.01), respectively, based upon weighted average shares outstanding of 21,746,020 for both periods.

       The net income (loss) per share consisted of a loss per share from continuing operations of ($.01) and ($.01) for the three months ended October 31, 2002 and 2003, as discussed above, and ($.02) and $.0 income per share for the three months ended October 31, 2002 and 2003, respectively, from discontinued operations, as discussed below.

NINE  MONTHS  ENDED  OCTOBER  31,  2002 VS.  OCTOBER  31,  2003 FROM  CONTINUING
OPERATIONS:

NET LOSS

       The Company reported a net loss from continuing operations of $655,092 for the nine months ended October 31, 2002 as compared to a net loss from continuing operations of $565,659 for the nine months ended October 31, 2003. This represents a loss per share from continuing operations of $(.03) for the nine months ended October 31, 2002 compared to a loss per share from continuing operations of $(.03) for the nine months ended October 31, 2003.

       This $89,433 decrease in the net loss from continuing operations was primarily due to the following factors:

REVENUES

       Revenues from continuing operations increased by $10,499 from $36,825 for the nine months ended October 31, 2002 to $47,324 for the nine months ended October 31, 2003. Management expects revenues to continue increasing as the Company forms new business partners who will utilize the 500,000 subscriber licenses from the License Agreement.

       We anticipate that these business partners will be capitalized with third party investments. At all times the Company will own and control at least 10% of the outstanding voting interests of such entities. The new companies will meet the requirements of a "seller affiliate" under the terms of the License Agreement for purposes of the "End User License Agreements."

COST OF GOODS SOLD

       Cost of goods sold from continuing operations increased $33,244 from $60,395 to $93,639 for the nine months ended October 31, 2002 and 2003, respectively. The increase in cost of goods sold was due to the related hardware costs associated with the increased sales of USB phones and VoicePak IAD's and higher product administrative overhead costs for telephone call services.

       Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold for continuing operations incurred by the Company in fiscal 2004 were for fixed production department administrative overhead expenses (including idle capacity) and material costs on sold VoicePak IAD's and USB Phones.

       Software amortization costs from continuing operations for the nine months ended October 31, 2002 and 2003, were $0 and $3,750, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses from continuing operations for the nine months ended October 31, 2002 and 2003 were $487,127 and $329,908, respectively. The $157,219 decrease in expenses is attributable to reduced stock grants to financial consultants and lower payroll costs, offset by increases in legal and professional services.

NET LOSS PER SHARE

       For the nine months ended October 31, 2002 and 2003 the Company reported a net loss per share of ($.06) and ($.01) based upon weighted average shares outstanding of 21,520,652 and 21,746,020, respectively.

       The net loss per share consisted of a loss per share from continuing operations of ($.03) and ($.03) for the nine months ended October 31, 2002 and 2003, respectively, as discussed above, and a loss of ($.03) and income of $.02 for the nine months ended October 31, 2002 and 2003, respectively, from discontinued operations, as discussed below.

CRITICAL ACCOUNTING POLICIES

Restatement to Segregate Discontinued Operations

       Effective January 31, 2003, the Company discontinued operations relating to the design and development of the Company's intellectual property core software. These former activities have been accounted for as discontinued operations in the current financial statements. Condensed financial information for these discontinued operations is summarized below for the nine months ended October 31, 2002 and 2003.

                                                               For the
                                                           Nine Months Ended
                                                              October 31,
                                                          2002          2003
                                                        --------      --------

         Total Revenues                                $  26,271     $   4,995
         Cost of Goods Sold                             (373,564)      (20,030)
                                                         -------       -------
         Gross Margin                                   (347,293)      (15,035)
         Expenses                                       (316,100)     (102,003)
         Gain on Sale of Intellectual Property                 -       447,660
                                                         -------       -------

         Income (Loss) From Discontinued Operations    $(663,393)    $ 330,622
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

         In addition, pursuant to the Agreement, the Buyer is obligated to pay to the Company certain Earn-Out Payments, as defined in the Agreement, ranging from 2% to 7% of net revenues from the sale, license or other disposition of the Software Applications during a two-year Earn-Out Period commencing at closing. No Earn-Out revenues have been realized by the Company through October 31, 2003

         At the closing, the Company entered into a License Agreement with the Buyer pursuant to which the Company was granted a perpetual (subject to termination rights in the event of the Company's breach) royalty-free, fully-paid, non-exclusive, non- transferable, non-sublicenseable world-wide license to install, load, execute, store and/or display the Software Applications licensed thereunder, solely for the use by the Company within the defined field of use to provide service of up to 500,000 end points.

         In addition, not included in the sale were the Company's VoicePak Integrated Access Devices and USB Phones as strategic commercialized solutions for businesses. The Company believes that, going forward, the foregoing will comprise a viable core business while other new products are developed.


         At January 31, 2003, $570,215 of the eventual $614,521 of the assets which the Company sold on May 16, 2003 were included in "Assets Held for Sale," pursuant to SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets." Assets Held for Sale was comprised of the following items at January 31, 2003, and immediately prior to the sale on May 16, 2003:



                                                  January 31,    May 16,
                                                    2003          2003
                                                  --------      --------

         Inventory                               $  76,188     $  76,188
         Fixed Assets (net of $48,944 and
           $64,531, respectively,
           accumulated depreciation)                18,486        33,658
         Licenses (net of $87,500
           accumulated amortization)                87,500        87,500
         Capitalized Software (net of $162,275
           accumulated amortization)               388,041       417,175
                                                  --------       -------

                                                 $ 570,215     $ 614,521
                                                   =======       =======



RESEARCH, DEVELOPMENT AND CAPITALIZATION OF SOFTWARE

         The Company incurred research, development and capitalized software and licensing costs of $51,757 and $66,650 for the nine months ended October 31, 2002 and 2003 respectively, excluding discontinued research, development and capitalized software and licensing costs of $262,226 and $90,668 , respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product and licenses purchased from third parties. For the nine months ended October 31, 2002 and 2003 the amounts capitalized were $160,218 and $38,934, respectively. These amounts consist of internal salaries, licenses and research department overhead costs. The decrease in research, development and capitalized software and licensing costs for the nine months ended October 31, 2003 was primarily due to headcount reduction and discontinuance of development of intellectual property that pertains to IP Telephony core software.

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

PRODUCT OVERVIEW

         PacketPort.com provides GHTS Telephony solution and service for a wide range of telephony applications for the Internet. PacketPort.com's family of products, known as VoicePak, enhances broadband telephony service capabilities of broadband DSL, cable, and wireless, as well as circuit based T1, E1 and SS7/C7. Together, the GHTS solutions provide a variety of bundled global telephony services.

         PacketPort.com, Inc. offers the following global telephony product suites: VoicePak Soft Central Office, VoicePak SAP, VoicePak SATP, VoicePak IAD, and the VoicePak Soft Client USB Phone.

VOICEPAK S.C.O. SOFT CENTRAL OFFICE

         PacketPort.com's Soft Central Office, known as VoicePak S.C.O., is a web-centric interface that provides the management, provisioning and reporting of the global telephony services.

         The S.C.O. provides technical, operational and business management of support of the VoicePak SAP, SATP, IAD and Soft Client with USB Phone.

         The S.C.O. provides real-time features, such as: routing, rating, billing, and accounting for supporting a complete engineered end-to-end GHTS solution with a robust reporting mechanism for financial and management reports.

VOICEPAK SERVICE ACCESS POINT

         The VoicePak SAP uses industry standard control protocols to provide and manage enhanced and telephony services, such as call waiting, call forwarding, and caller ID to the VoicePak IAD and Soft Client with USB handset.

VOICEPAK SERVICE ACCESS TRANSFER POINT

         The VoicePak SATP is a flexible IP switching gateway that provides Media Gateway Signaling and Media Gateway Control functions to and from the public switched telephone network providing access and enhanced global telephony services.

VOICEPAK INTEGRATED ACCESS DEVICE

         VoicePak IAD uses an industry standard control protocol to communicate to a SAP. The IAD resides at the subscriber's premises providing global dial tone to a subscriber phone for national and international enhanced telephony services through a broadband Internet connection.

VOICEPAK SOFT CLIENT USB PHONE

         VoicePak Soft Client with the USB Phone uses an industry standard control protocol to communicate to an SAP. The VoicePak Soft Client with USB phone provides the greatest functionality using dialup or Broadband Internet access. In conjunction with Soft Central Office GHTS Solution, the VoicePak Soft Client with USB Phone is a cross-platform global telephony business solution.

         As a commodity product, it is compatible with Microsoft Windows operating systems and has a built-in microphone, speaker, USB interface, DSP and volume control. The VoicePak USB Phone requires no additional drivers and works in conjunction with popular IP based communications programs, such as DialPad7, SKYPE7, NetMeeting and Net2Phone7.

GLOBAL HOSTED TELEPHONY SOLUTIONS ALLIANCE PROGRAM

         The PacketPort.com, Inc. Global Hosted Telephony Solution (GHTS) is an Internet centric business partnership program, depending exclusively for access on either dial up or broadband connectivity for the delivery of services. The GHTS strategy takes advantage of the convergence of several worldwide trends in technology, international communications policy, and international regulation, as well as the fundamental dynamics of global economics of telecommunications.

         The Global Hosted Telephony Solutions Alliance Program (GHTSAP) is a multi-tiered Partnership program designed to drive innovation and awareness in the broadband telephony services market using the VoicePak family of products. This is accomplished by creating a business alliance with existing licensed telephony providers with a subscriber base. The GHTS Alliance Program creates integrated and interoperable voice solutions, which enable high-value and high-margin services to be delivered to existing subscribers through the VoicePak family of products and the PacketPort.com, Inc. Soft Central Office.

         PacketPort's partnerships with their Alliance Partners offer many strategic high-value and high-margin broadband telephony services. By leveraging the company's VoicePak products, expertise, and solution, the Alliance Partners have a competitive and economic advantage in offering global telephony services to their subscribers with a host of broadband telephony solutions to meet their specific and unique national and international telephony needs.

RESEARCH AND DEVELOPMENT

         The Company incurred research and development expenses from continuing operations of $36,757 and $61,650 for the nine-month periods ended October 31, 2002 and 2003, respectively. The Company's research and development activities will maintain market competitiveness by designing, developing, and integrating world-class IP products and solutions into the SCO and GHTS Alliance Partner program.

         The Company's product solutions include an open Application Program Interface (API) which provides the flexibility needed to develop a wide range of business solutions for implementing various IP Telephony services, such as:
On-net to On-net, On-net to Off-net and Off-net to On-net. Future R&D will be done either in-house or out sourced to state-of-the-art technology houses to develop leading edge technology.

GLOBAL HOSTED TELEPHONY SOLUTION RELATIONSHIPS
         The Company's relationships during the last few years have lead to the development and commercial direction of the GHTS Program. The more significant relationships are outlined below.

PORTELIS NETWORKS

         Portelis Networks granted, pursuant to the license agreement dated as of May 16, 2003 (the License Agreement), 500,000 subscriber licenses to the Company to be used in its business partner programs.

NEWCHIP SRL

         NewChip SrL, based in Milan, Italy, developer of the New Voice DSP040 Handset, has entered into a Purchase and Manufacture Agreement granting PacketPort.com worldwide exclusive rights to manufacture and distribute their USB NewVoice DSP041 Handset under the VoicePak USB Phone name.

EYEP MEDIA SA

         EyeP Media, based in Yverdon-les-bains, Switzerland, develops, in partnership with its customers, PC based software products for deployment in the global telephony market. The solutions are based on industry standard protocols, such as: H.323, MGCP, Session Initiated Protocol (SIP), and H.248. The VoicePak Soft Client with the USB Phone complements the VoicePak family of products within the GHTS Solution.

DESIGNER LABS

         Designer Labs is a telecommunications software company based in New Hampshire that specializes in intelligent network or Signaling System 7 (SS7) solutions for switched circuit and IP-based services. This allows our GHTS solutions and VoicePak SATP to offer the same intelligent network services for IP Telephony network applications.

CUSTOMER SUPPORT AND WARRANTY

         The Company offers a one-year warranty on all products. Customers are entitled to receive telephone hotline access, field support and periodic software updates. Customers return defective product for repair to PacketPort.com, Inc. Costs incurred as a result of "In Warranty" repairs and returns have not been material in the past.

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

PATENTS, TRADEMARKS & COPYRIGHTS

         The Company has obtained a registration for its VoicePakJ - trademark from the U.S. Patent and Trademark Office.

EMPLOYEES

       As of October 31, 2003, the Company has two executive officers, one sales and marketing personnel, one product development personnel, one technical relationship personnel and one staff accountant for a total of six employees. As a result of the intellectual property sale, three development engineers and one marketing personnel were moved to the acquiring company. Moving forward, the Company anticipates hiring additional technical support and sales and marketing personnel commensurate with revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2003 the Company had a working capital deficit of $2,546,948 as compared to a working capital deficit of $2,361,781 at January 31, 2003. At October 31, 2003 the Company had cash and cash equivalents of $21,462. The Company incurred a net operating loss from continuing operations of $565,659 for the nine months ended October 31, 2003. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

         (1)      satisfy its current obligations,
         (2)      continue its development of products and solutions, and
         (3) successfully implement its plans to market business solutions through its business affiliates.

         During the nine months ended October 31, 2003 the Company also received an additional $216,401 in cash advances from Microphase Corporation and $50,000 from the Company president.

         Cash used in continuing operating activities of $696,768 for the nine months ended October 31, 2003 primarily consisted of the net loss and decreases in accounts payable, accrued expenses, deferred revenue and stockholder loans, offset by non cash charges for depreciation. This compares to cash used in continuing operations for the same period ended October 31, 2002 of $324,334, which consisted of a higher loss, offset by disposal loss on equipment, decreases in inventory, increases in accounts payable and accrued expenses and larger non-cash charges for depreciation and amortization and expenses paid in common stock, deferred and warrant compensation.

         Cash provided by discontinued operations totaled $762,156 in the current nine month period, including $925,000 in proceeds from the sale of intellectual property. This is compared to $264,283 of cash used in discontinued operations for the same nine months last year. The Company, after the sale of the intellectual property, paid $229,864 and $42,500 against principal of notes payable to Microphase Corporation and the Company president, respectively. The Company negotiated and settled $182,181 in trade payables with a $45,000 payment resulting in a $137,181 gain on settlements which is included in the total of $447,660 of gain on sale of intellectual property. This non-recurring gain is the major component of income from discontinued operations of $330,662 during the nine months ended October 31, 2003.

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

         offer programs and products that are attractive to IP telephony subscribers;

         increase awareness of our product utility and develop effective marketing and other promotional activities to drive our volume to profitable levels;

         provide our customers with superior VoDSL & VoCable products; and

         develop strategic relationships.

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

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

       Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Many of these factors are outside our control and include:

         our ability to create and deploy quality products with competitive features;

         fluctuations in customer purchasing patterns and advertising spending;

         changes in the growth rate of Internet usage and online user traffic levels including IP Telephony;

         actions of our competitors;

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

       Our success depends upon effective planning and growth management. Excluding part-time employees, at October 31, 2003 we had a total of six employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

         actual or anticipated variations in our quarterly operating results;

         announcements of technological innovations or new products or services by us or our competitors;

         changes in financial estimates by securities analysts;

         conditions or trends in telecommunications and e-commerce;

         announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

         additions or departures of key personnel;

         release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

         potential litigation.

                              PACKETPORT.COM, INC.

ITEM 3. CONTROLS AND PROCEDURES

       Under the supervision and with the participation of our management, including our President and Chief Executive Officer, and our Senior Vice President, Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our President and Chief Executive Officer, and our Senior Vice President, Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

       The Company, the officers, directors and the employee believe that these proposed charges are without foundation and intend to vigorously dispute the matter when, and if, charges are filed. To date, no charges have been filed

       From time to time the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On November 3, 2003, on which date the Company's common stock closed at a price of $.13, the Board of Directors approved the grant of 2,000,000 five year options, at an exercise price of $.20 each, to officers, directors, consultants and employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         NONE.

ITEM 4. Submission of Matters to a Vote of Security Holders

         At its October 29, 2003 Annual Meeting of Shareholders, the following four resolutions, previously approved by the Company's Board of Directors, were approved by a vote of the holders of the Company's common shares as follows:

         1. Election of Ronald A. Durando, Gustave T. Dotoli and Edward J. Suozzo to the Company's Board of Directors:

          For                                                 12,209,408
          Against                                                184,528
          Abstain                                                 43,924

         2. Increase the authorized capitalization of the Company from 24,900,000 to 150,000,000 shares of common stock:

          For                                                 12,283,349
          Against                                                149,652
          Abstain                                                  4,859

         3. Increase the maximum number of options which the Company may award under its 1996 Stock Option and Performance Incentive Plan up to 10,000,000 options:

          For                                                  2,108,133
          Against                                                324,903
          Abstain                                                  4,824

         4. Ratify the re-appointment of Radin, Glass & Co., LLP certified public accountants as the Company's independent auditors for the fiscal year ended January 31, 2004:

          For                                                 12,377,219
          Against                                                 48,122
          Abstain                                                 12,519

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS 31, 32: OFFICER CERTIFICATIONS Pgs. 28-31

REPORTS ON FORM 8-K: None.

PACKETPORT.COM, INC.



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 11th day of December, 2003.


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

NAME                                 TITLE                        DATE


/s/ RONALD A. DURANDO
---------------------
Ronald A. Durando              Chairman, Chief Executive    December 11, 2003
                               Officer, President


/s/ GUSTAVE T. DOTOLI
---------------------          Director, Chief Operating    December 11, 2003
Gustave T. Dotoli              Officer, Chief Financial
                               Officer

            EXHIBIT 31.1

                                  CERTIFICATION

         I, Ronald A. Durando, Chairman, Chief Executive Officer, and President, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of PacketPort, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

                  d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially effected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  b)  Any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated: December 11, 2003                 /s/ RONALD A. DURANDO
                                         ---------------------
                                         Ronald A. Durando
                                         Chairman, Chief Officer, and President

   EXHIBIT 31.2


                                  CERTIFICATION

I, Gustave T. Dotoli, Chief Operating Officer and Chief Financial Officer , certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of PacketPort, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

                  d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially effected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  b)  Any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.


December 11, 2003                            /s/ GUSTAVE T. DOTOLI
                                             ---------------------
                                             Gustave T. Dotolli
                                             Chief Operating Officer,
                                             Chief Financial Officer

                                                                    EXHIBIT 32.1

                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I,  Ronald  A.  Durando,   Chairman,  Chief  Executive  Officer,  and  President
"principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended October 31, 2003 of the Registrant (the "Report"):

           (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: December 11, 2003                 /s/ RONALD A. DURANDO
                                         ---------------------
                                         Ronald A. Durando
                                         Chairman, Chief
                                         Officer, and President

 EXHIBIT 32.2

                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Gustave T. Dotoli, Chief Operating Officer and Chief Financial Officer ("principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended October 31, 2003 of the Registrant (the "Report"):

           (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

December 11, 2003                            /s/ GUSTAVE T. DOTOLI
                                             ---------------------
                                             Gustave T. Dotolli
                                             Chief Operating Officer,
                                             Chief Financial Officer