Form 10KSB
period 2004-01-31
PACKETPORT COM
filed 2004-05-03
CIK 833203

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004


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

                                 Yes /X/ No / /

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year. $71,776; of which $66,781 is from continuing operations.

     As of April 27, 2004 the aggregate market value of the voting stock held by non-affiliates was approximately $1,153,325.

     Number of shares outstanding of the issuer's common stock, as of April 27, 2004 was 21,746,020.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BUSINESS

Continuing Operations

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

Discontinued Operations

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

Current Status

     With the sale of the intellectual property, the Company has retained 500,000 end point licenses for its use. The Company will no longer be engaged in the development of intellectual property that pertains to the IP Telephony core software. The four employees associated with the development and marketing of the intellectual property have been transferred to the acquiring company.

     Moving forward, the Company is providing commercialized GHTS solutions using the retained platform licenses for the VoicePak Soft Central Office (S.C.O.), Media Gateway Control Protocol (MGCP), Service Access Point (SAP) and Service Access Transfer Point (SATP). Furthermore, the Company will continue to provide the VoicePak Integrated Access Devices (IAD) and Universal Serial Bus
USB) Phones as strategic commercialized GHTS solutions.

THE MARKET FOR IP TELEPHONY

Deregulation and the Internet have revolutionized the 100-year old public telephone network worldwide. Up and coming next generation service providers are beginning to drive global territorial stakes in the telecom terrain. The dramatic rise in Internet use and accompanying growth in data traffic have led service providers to make major investments in high-capacity, packet-based networks to meet consumer demand. On the other hand telecom carriers have dominated the market with services such as IP Centrex for years, but are limited to the geographical area of the Central Office (CO). Internet Protocol (IP) voice technology removes this limitation and is inherently suited to hosted voice services because of its distributed nature. While wide-ranging accessibility of many IP voice services have been limited to date, Allied Business Intelligence, Inc. (ABI) reported that the combined worldwide revenues for hosted VoIP services, including IP-PBX, video- conferencing, contact center and unified communications are expected to grow from $46 million in 2001 to $36.5 billion in 2008.

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

RESEARCH AND DEVELOPMENT

     The Company incurred research and development expenses from continuing operations of $48,199 and $94,337 for the years ended January 31, 2003 and 2004, respectively. The Company's research and development activities will maintain market competitiveness and inter-operability by designing and developing world class products.

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

     As IP telephony gains increasing market acceptance, the requirement emerges for a new class of platform. New VoIP protocols such as the Media Gateway Control Protocol (MGCP) and the Session Initiation Protocol (SIP) help define a standard environment for applications such as VoIP gateways and IP media servers, which demand connectivity, flexibility, and performance. Fusion/Convergence Generation- TM- (CG) 6000C is a scalable, high-performance development platform for IP telephony solutions. This product has been developed from the ground up to address packet-intensive, convergence applications and is integrated as an important building block of the PacketPort.com gateway.

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

BACKLOG

     As of February 1, 2004 the Company had no backlog.

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

EMPLOYEES

     As of January 31, 2004, the Company has two executive officers, one sales and marketing personnel, one product development personnel, one technical relationship personnel and one staff accountant for a total of six employees. As a result of the intellectual property sale, three development engineers and one marketing personnel were moved to the acquiring company. Moving forward, the Company anticipates hiring additional technical support and sales and marketing personnel commensurate with revenue growth.

ITEM 2. PROPERTIES

     The Company is located at 587 Connecticut Ave, Norwalk, CT and leases approximately 2,000 square feet for $3,500 (reduced from $4,800 effective July 1, 2003) per month, plus administrative support services of $2,500 (reduced from $2,700 effective July 1, 2003) per month on a month-to-month basis, from Microphase Corporation, a related party.

ITEM 3. LEGAL PROCEEDINGS

     In April 2000, the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

     In April 2002, the staff of the Securities and Exchange Commission advised the Company that it intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. and its officers and directors at that time, alleging possible violations of Sections 17(a) and 5 of the Securities Act of 1933 ("Securities Act") and Sections 10(b), 13(a) and 13(b)(2)(A) of the Securities Act of 1934 ("Exchange Act") and Rules 10b-5, 13a-1, 13a11, 13a-13 and 13b2-1 thereunder. The staff also advised that it intended to recommend that the Commission file a civil injunctive action against an employee, alleging that he violated Section 14(a) of the Exchange Act and Rule 14a-9 thereunder. To date, no charges have been filed against the Company, its officers, directors at that time, or employees regarding this matter.

     The Company, the officers, directors at that time and the employee believe that such proposed charges would be without foundation and each intend to vigorously dispute the matter should any or all of such charges be filed.

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

                         FISCAL YEAR ENDING JANUARY 31,

                                  2003                           2004
                            HIGH          LOW              HIGH        LOW

1st quarter               $  .12       $  .05            $  .04     $  ..01
2nd quarter               $  .12       $  .04            $  .11     $  .02
3rd quarter               $  .11       $  .03            $  .30     $  .06
4th quarter               $  .08       $  .01            $  .29     $  .05

SHAREHOLDERS

     As of April 27, 2004, there were approximately 950 shareholders of record of the Common Stock of the Company. The Company estimates, based on prior shareholder mailings, that holdings in "street name" represent approximately 4,335 additional beneficial shareholders for a total of approximately 5,285 shareholders of the Company.

DIVIDENDS

     The Company has not declared any dividends since its inception and, due to its anticipated need for all revenue generated by the Company's operations to be used to operate the Company's business, has no intention of paying any cash dividends in the immediate future.

AUTHORIZED SHARES OF COMMON STOCK; SHARES RESERVED FOR THE STOCK OPTION PLAN

     On October 29, 2003 the shareholders approved increasing the capitalization of the authorized shares of the Company's common stock from 24,900,000 to 149,000,000. Additionally, common shares reserved for the Company's stock option plan were increased from 2,500,000 to 10,000,000.

         The following is a description of transactions in which the Company issued its securities during the fiscal years ended January 31,2004 and 2003:

ISSUANCES OF THE COMPANY'S SECURITIES DURING FISCAL 2004

(1) The Company issued no shares of its common stock during the fiscal year ended January 31, 2004.

(2) The Company granted 2,000,000 options to officers, directors and employees and consultants at an exercise price of $.20 in November, 2003.

ISSUANCES OF THE COMPANY'S SECURITIES DURING FISCAL 2003

(1) The Company issued 400,000 shares of its common stock in April 2002 to a financial consultant for services performed throughout fiscal year 2003. These shares were valued at $44,000, or $.11 per share, based upon the market value on the date of issuance.

(2) The Company issued 500,000 shares of its common stock in April 2002 to their financial consultant for services performed throughout fiscal year 2003. These shares were valued at $45,000, or $.09 per share, based upon the market value on the date of issuance.

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

RESULTS OF CONTINUING OPERATIONS

Twelve Months Ended January 31, 2003 vs. January 31, 2004 From Continuing Operations

NET LOSS

     The Company reported a net loss from continuing operations of $845,059 for fiscal year ended January 31, 2004 as compared to a net loss from continuing operations of $891,539 for the prior fiscal year. This represents a loss per share from continuing operations of $(.04) for each fiscal year.

     This $46,480 decrease in the net loss from continuing operations was primarily due to the following factors:

REVENUES

     For the year ended January 31, 2004, revenues from continuing operations increased by $22,090 from the year ended January 31, 2003, from $44,691 to $66,781. The increase was due to higher sales of USB phones and VoicePak IAD's and higher telephone call fees, offset by lower service contract revenues and software license revenue. Management expects revenues to continue increasing as the Company forms new business partners who will utilize and otherwise assist the Company in obtaining revenue generating uses for the 500,000 subscriber licenses, or "end user licences", the Company presently has available, without further costs, from the License Agreement.

     We anticipate that these business partnerships will be capitalized or otherwise funded with third party investments of our selling partners' working capital. At all times the Company intends to own and control at least 10% of the outstanding voting interests of such entities and therefore the new selling partners and reseller companies will meet the requirements of a "seller affiliate" under the terms of the License Agreement for purposes maintaining an appropriate sales protocol whereby the Company can monitor quality control, revenue capture and compliance with its "End User License Agreements."

COST OF GOODS SOLD

     Cost of goods sold from continuing operations for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $77,186 and $148,199 for the years ended January 31, 2003 and 2004, respectively.

     The $71,013 increase in cost of goods sold was due to the related hardware costs incurred with the increased sales of USB phones and VoicePak IAD's and higher product administration overhead costs for the implementation of telephone call services.

     Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold for continuing operations incurred by the Company in fiscal 2004 were for fixed production department administrative overhead expenses (including idle capacity) and material costs on sold VoicePak IAD and USB Phones.

     The Company plans on improving its gross margin by increasing the ratio of high margin revenue it plans to derive from the increased utilization of its end user rights retained in the asset sale. To do so the Company must increase revenues based upon subscriber utilization obtained by the Company and its selling affiliates.

     Software amortization costs from continuing operations, included in cost of goods sold, for the year ended January 31, 2003 and 2004 were $0 and $5,000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses from continuing operations for the fiscal years ended January 31, 2003 and 2004 were $661,987 and $496,939, respectively. The $165,048 decrease in expenses is due to reduced headcounts and related payroll costs, and reduced stock-based compensation and stock grants.

NET LOSS PER SHARE

     For the years ended January 31, 2003 and 2004 the company reported a net
(loss) per share of ($.09) and a net income per share of $.01, based upon weighted average shares outstanding of 21,575,609 and 21,746,020, respectively.

     The components of the net income (loss) per share consisted of a (loss) per share from continuing operations of ($.04) for each fiscal year as discussed above, and from discontinued operations; a (loss) per share of $(.05) in fiscal 2003, or $(968,078); and income per share of $.05 in fiscal 2004, or $1,030,117.
The income from discontinued operations for fiscal 2004 includes non-recurring gains from the sale of assets of $413,175 and extinguishment of debt which totaled $687,414.

CRITICAL ACCOUNTING POLICIES

Segregation of Discontinued Operations

     Effective January 31, 2003, the Company discontinued operations relating to the design and development of its primary intellectual property core software. These former activities have been accounted for as discontinued operations in the current financial statements. Condensed financial information for these discontinued operations is summarized below for fiscal years ended January 31, 2003 and 2004.

                                                   2003               2004
                                                ----------          --------

       Total Revenues                          $   26,271         $    4,995
       Cost of Goods Sold                        (598,001)            (20,030)
                                                 --------           ---------

       Gross Margin (Loss)                       (571,730)            (15,035)

       Recurring Expenses                        (396,348)            (89,922)

       Non Recurring Items:
       Gain on Sale of Intellectual Property            -             447,660
       Gain on Extinguishment of Debt                   -             687,414
                                                  -------           ---------

         Income (Loss) From Discontinued
           Operations                          $ (968,078)         $1,030,117
                                                  =======           =========

     In conjunction with the formal plan to discontinue certain operations, the Company identified several assets which it sold on May 16, 2003.

     Assets sold on May 16, 2003 were comprised of the following:

     Inventory                                                      $  76,188
     Fixed Assets (net of $64,531 accumulated depreciation)            33,658
     Licenses (net of $87,500 accumulated amortization)                87,500
     Capitalized Software (net of $162,275 accumulated amortization)  417,175
                                                                      -------

                                                                    $ 614,521

     Proceeds from the sale of these assets totaled $925,000. The $447,660 gain on sale of the intellectual property and related assets also included $137,181 of accounts payable that were forgiven by their respective vendors in conjunction with the sale.

     The gain on extinguishment of debt in fiscal 2004 relates to the cancellation of accrued charges with respect to abandoned research and development undertakings.

RESEARCH, DEVELOPMENT AND CAPITALIZATION OF SOFTWARE

     The Company incurred research, development and capitalized software and licencing costs of $379,293 and $190,005 for the fiscal years ended January 31, 2003 and 2004 respectively, including discontinued research and development and capitalized software costs of $316,094 and $85,868, respectively.

     It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product, and licences purchased from third parties. For the fiscal year ended January 31, 2003 and 2004 the amounts capitalized were $187,756 and $38,934, respectively. These amounts consist of specifically indentified; internal salaries, licenses and research department direct and indirect overhead costs.

     Research and development expenses from continuing operations increased by $46,188 from $48,199 in fiscal year ended January 31, 2003 to $94,337 in fiscal year ended January 31, 2004. The increase was due to the Company's more concentrated focus on research and development efforts supporting continuing operations under the new business plan.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company adopted the provisions of SFAS No. 145 in fiscal 2004 and the impact from SFAS No. 145 on the Company's financial position and results of operations was immaterial.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring." SFAS No. 146 requires that a liability at fair value for a cost associated with an exit or disposal activity be recognized when the liability is incurred. However, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted and utilized the provisions of SFAS 146 in determining its financial position and results of operations (including discontinued operations) commencing with fiscal 2004, and after reviewing for exit costs associated with the disposal of its primary intellectual property (the "Asset Sale") no liabilities were recorded for the "Asset Sale" and its provisions concluded for the employees who terminated their employment with the Company and are now employed by the buyer.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in our consolidated financial statements as disclosed above under Stock Based Compensation.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements were effective for the Company during the first quarter that ended January 31, 2003. The Company's adoption of FIN 45 did not have a significant impact on its consolidated financial position or results of operations for the periods presented.

     In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted "FIN 46" beginning with the fourth quarter of fiscal 2004 and the adoption did not have a material impact on its consolidated financial position or results of operations for the periods presented.

     In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement beginning with the quarter commencing August 1, 2003 did not have a significant impact on the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2004 the Company had a working capital deficit of $2,224,981 as compared to a working capital deficit of $2,361,781 at January 31, 2003. At January 31, 2004 the Company had cash and cash equivalents of $378 and accounts receivable, net of reserve of $11,551. Cash used in operating activities from continuing operations of $934,360 for the year ended January 31, 2004 primarily consisted of the net loss and net reductions to accounts payable, accrued expenses and the interest portion of notes payable to stockholders and Microphase, offset by non-cash charges for depreciation and common stock options issued for services and net increases in stockholders notes payable. The Company also received additional net cash infusions of $74,821 from Microphase and $82,500 from the Company's president. Cash provided by discontinued operations totaled $817,272 during the fiscal year ended January 31, 2004.

     The Company incurred a net operating loss from continuing operations of $845,059 for the year ended January 31, 2004. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

     (1)  satisfy its current obligations,

     (2)  continue its deployment of products and solutions, and

     (3) successfully implement its plans to market business solutions through its business affiliates.

     We do expect that, in connection with the anticipated growth of the Company's products and solutions, we will be able to generate revenue and attract investors through public or private offerings of our common stock or otherwise obtain financing, including co-venturing with selling partners to utilize the 500,000 subscriber licenses the Company presently owns, as retained in the asset sale. We anticipate that these business partnerships will be capitalized or otherwise funded with third party investments of our selling partners' working capital. At all times the Company intends to own and control at least 10% of the outstanding voting interests of such entities and therefore the new selling partners and reseller companies will meet the requirements of a "seller affiliate" under the terms of the License Agreement for purposes maintaining an appropriate sales protocol whereby the Company can monitor quality control, revenue capture and compliance with its "End User License Agreements." However, there can be no assurance that the Company's efforts to attain profitability will be successful, that the Company will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the company to realize its plans.

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

     provide our customers with superior VoIP products; and

     develop strategic relationships.

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

     -    fluctuations in customer purchasing patterns an advertising spending;

     - changes in the growth rate of Internet usage an online user traffic levels including IP Telephony;

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

     Our success depends upon effective planning and growth management. Excluding part-time employees, at January 31, 2004 we had a total of six employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

     -    potential litigation.

TEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements are included herein commencing on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in, or disagreements with, the Company's certified public accountants during the fiscal years ended January 31, 2003 and 2004.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     DIRECTORS AND OFFICERS. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions and offices with the Company presently held by them.

CURRENT DIRECTORS

1. MR. RONALD A. DURANDO, Age 47. Mr. Durando is a co-found of mPhase, a small public technology company, and has served as its President and Chief Executive Officer since its inception in October 1996. Prior to joining mPhase Technologies, Inc., Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. In addition, Mr. Durando is concurrently employed as an officer of Microphase Corporation, a leading developer of telecommunications technology. He is also Chairman of the Board of Janifast Limited, for operational and manufacturing companies in Hong Kong and China. On November 26, 1999 Mr. Durando became the Company's Chairman, Chief Executive Officer and President. He is the 100% owner of PacketPort, Inc.

2. MR. GUSTAVE T. DOTOLI, Age 69. Gustave T. Dotoli has served as the Chief Operating Officer of mPhase since October 1996. In addition, Mr. Dotoli is concurrently employed by Microphase Corporation. He is formerly the President and Chief Executive Officer of the following corporations:
     Imperial Electro-Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc. and Met Pack, Inc. Mr. Dotoli received a B.S. degree in Industrial Engineering from Fairleigh Dickinson University in 1959. On November 26, 1999 he was elected to the Board of Directors and became the Company's Vice President, and Chief Operating Officer.

3. MR. EDWARD J. SUOZZO, Age 43. Mr. Edward J. Suozzo is a founding member and has been a partner of Schuhalter, Coughlin & Suozzo, P.C., (and its predecessor, Schuhalter, Coughlin & Suozzo, LLC) certified public accountants, since its formation in 1988. He has participated in the firm's four successful peer reviews as members of the SEC practice section of the AICPA, and is responsible for the firm's SEC Accounting Practice. Mr. Suozzo is a 1983 graduate of Rutgers University, and is certified in New York and New Jersey. On October 29, 2003 he was elected to the Board of Directors and he will serve as chairman of the board's audit committee, and will assist the board in fulfilling its increased reporting responsibilities.

ITEM 10.          EXECUTIVE COMPENSATION.

     The following table sets forth the compensation for the years ended January 31, 2004, 2003 and 2002 paid to the Company's Chief Executive Officer and the other named executive officers whose compensation is required to be disclosed pursuant to Item 402(a)(2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended:

                                                        ANNUAL
                                                   COMPENSATION (1)    AWARDS
NAME AND UNDERLYING        FISCAL  SALARY  BONUS     OTHER ANNUAL      SHARES
PRINCIPAL POSITION          YEAR    ($)     ($)    COMPENSATION ($)   OPTIONS

Ronald Durando              2004       -      -          $100,000      750,000
Chairman, Chief             2003       -      -          $100,000            -
 Executive Officer,         2002       -      -          $100,000            -
 President

Gustave Dotoli              2004       -      -                 -      500,000
 Director, Chief            2003       -      -                 -            -
 Operating Officer          2002       -      -                 -            -

(1) Columns entitled "Restricted Stock Award(s)", "LTIP Payouts", and "All Other Compensation" have been excluded because they are not applicable to any fiscal year covered by this table.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 27, 2004 certain information regarding the beneficial ownership of shares of our common stock:

     -    by each director;

     - by each person who is known by us to beneficially own 5% or more of the outstanding shares of common stock;

     - by each of our executive officers named in the summary compensation table; and

     -    by all of our executive officers and directors as a group.

                                              COMMON STOCK,
                                                 OPTIONS
                                                AMOUNT AND      PERCENTAGE
                                                 NATURE OF       OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER (1)    BENEFICIAL OWNERSHIP  STOCK(2)

Ronald A. Durando (2)(3)(4)                     7,370,000            30.0%
Gustave T. Dotoli (2)(5)                        1,650,000             7.3%
Edward J. Suozzo (2)                              250,000             1.1%
                                                ---------            -----

All executive officers and directors as
a group (3 people)                              9,270,000            38.4%
                                                =========            =====

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Ave., Norwalk, CT 06854

(2) unless otherwise indicated, Packetport.com, Inc. believe that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 21,746,020 shares outstanding on April 18, 2003, with respect to each such person holding options or warrants to purchase shares that are exercisable within 60 days after April 18, 2003, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants or options: Ronald A. Durando - 1,300,000 options and 1,500,000 warrants; Gustave T. Dotoli - 950,000 options, Edward J. Suozzo - 250,000 options.

(3)  Includes 4,500,000 shares held by Packetport, Inc.

(4)  Includes warrants to purchase 1,500,000 shares held by PacketPort, Inc.

(5) Does not include 600,000 shares held by family members which Mr. Dotoli renounces beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company's management is associated by employment at and/or ownership of a related group of companies, including Microphase Corporation, mPhase Technologies, Inc. and Janifast Limited. As a result of such associations, the Company's management in the future may have conflicting interests with these companies. Mr. Durando is and Mr. Dotoli is not a director of Janifast Limited. Mr. Durando and Mr. Dotoli are both directors and executive officers of mPhase Technologies, Inc. Mr. Durando and Mr. Dotoli are not directors of Microphase Corporation. Transactions between these companies are subject to each company's conflict of interest policies.

     Ronald A. Durando and Gustave T. Dotoli, the Company's President and Vice President, respectively, are officers and Ronald Durando is a shareholder of Microphase Corp., a privately held Connecticut corporation. The Company leases approximately 2,000 square feet from Microphase Corporation, for $6,000 per month ($7,500 per month prior to July 2003)including administrative support services, on a month to month basis. Janifast Limited is a privately held Hong Kong corporation, of which Ronald A. Durando and Gustave T. Dotoli are controlling shareholders with an aggregate ownership interest of approximately 45%. Janifast Limited owns 100% of Janifast Telecommunications (Nanhai) Co., Ltd., which is a manufacturing facility located in mainland China. The two companies collectively called Janifast are tasked with producing the Company's VoicePak Phone. Through January 31, 2004, the Company purchased inventory components worth $43,267 for Janifast. The inventory components are being used by Janifast Limited in its manufacture of the Company's VoicePak Phone for which Janifast has shipped and billed the Company $32,952 through January 31, 2004.

     The Company's president is the 100% owner of PacketPort, Inc. The Company's president earned executive consulting fees of $100,000 for each of the fiscal years ended January 31, 2003 and 2004. The Company's vice president received no consulting fees for either fiscal year.

     During the fiscal year ended January 31, 2004, the Company's president and vice-president, who are also directors of the Company, and the Company's remaining director were granted stock options to purchase 750,000, 500,000 and 250,000 shares, respectively, of the Company's common stock at an exercise price of $.20 per share. The market price of the Company's common stock at the date of grant was $.13. Pursuant to APB Opinion No. 25, no compensation expense was recognized for the stock options granted to these individuals. The fair value of the stock options granted to these individuals was $83,250, $55,500 and $27,750, respectively, using the Black-Scholes stock option pricing model.

     The Company owed the Company president $373,270 and $495,043 at January 31, 2003 and 2004, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of cash advances from the Company president, unpaid executive consulting fees and accrued interest. The note is subject to interest at prime plus 3%. The principal of $473,270 plus accrued interest, is payable on January 31, 2005. Principal and accrued interest totaling $125,000 was paid to the Company president during fiscal year ended January 31, 2004. The Company president also advanced the Company $125,000 during the year. The Company incurred interest expense to the Company's president of $18,491 and $21,773 which are included in interest expense and note payable - stockholder in fiscal years ended January 31, 2003 and 2004, respectively.

     The Company owed Microphase Corporation $2,242,351 and $2,167,475 at January 31, 2003 and 2004, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. Effective January 31, 2004, the Company and Microphase agreed to revise payment terms of the note as follows: Principal of $900,000, plus accrued interest, is payable on January 31, 2005; the balance of $1,121,711, plus accrued interest, is due on January 31, 2006. The note is subject to interest at prime plus 3%. Principal and accrued interest totaling $425,000 was paid to Microphase during fiscal year ended January 31, 2004. Additional advances made by Microphase during fiscal year ended January 31, 2004 totaled $304,685. The Company incurred interest expense to Microphase Corporation of $127,762 and $145,764 for fiscal years ended January 31, 2003 and 2004, respectively. These amounts are included in interest expense and note payable - Microphase for the two years.

     Janifast Limited, a manufacturer in China for which the Company president and vice president are significant shareholders. Janifast incurred expenses paid by the Company, of which $27,859 and $10,315 were still due the Company at January 31, 2003 and 2004, respectively. These amounts, which are included in prepaid expenses and other current assets at each year end, represent VoicePak Phone inventory components that the Company purchased on behalf of Janifast, less amounts billed to the Company by Janifast for completed VoicePak Phones.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS.

     The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules.................................F-1

Report of Independent Certified Public Accountants..........................F-2

Balance Sheet - January 31, 2004............................................F-3

Statements of Operations-Two years ended January 31, 2003
 and 2004...................................................................F-4

Statements of Changes in Stockholders' Equity (Deficit)-Two years ended January 31, 2003 and 2004............................................F-5

Statements of Cash Flows-Two years ended January 31, 2003
 and 2004......................................................... .........F-6

Notes to Financial Statements...............................................F-7

     (B)  REPORTS ON FORM 8-K

          NONE

     (C)  EXHIBITS

          See Exhibit Index (a) 1 - Page 23.

                              PACKETPORT.COM, INC.
                              FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED JANUARY 31, 2004

                                                                           PAGE

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Certified Public Accountants..........................F-2

Balance Sheet - January 31, 2004............................................F-3

Statements of Operations-Two years ended January 31, 2003
  and 2004..................................................................F-4

Statements of Changes in Stockholders' Equity (Deficit)-Two
 years ended January 31, 2003 and 2004......................................F-5
Statements of Cash Flows-Two years ended January 31, 2003
  and 2004..................................................................F-6

Notes to Financial Statements...............................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders
PacketPort.com, Inc.
Norwalk, Connecticut



     We have audited the accompanying balance sheet of PacketPort.com, Inc. as of January 31, 2004 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacketPort.com, Inc. as of January 31, 2003 and 2004 and the results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $845,059 from its continuing operations during the year ended January 31, 2004, and the existing cash is insufficient to fund the Company's cash flow needs for the next year. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ RADIN, GLASS & CO., LLP
                                             Certified Public Accountants

New York, New York
March 17, 2004

                              PACKETPORT.COM, INC.
                                  BALANCE SHEET
                                JANUARY 31, 2004

          ASSETS

Cash and Cash Equivalents                                             $     378
Accounts Receivable                                                      11,551
Inventory                                                                16,589
Prepaid Expenses and Other Current Assets                                24,507
                                                                     ----------

        Total Current Assets                                             53,025
                                                                     ----------

Machinery & equipment:
  Machinery & Equipment, at cost                                        364,248
  Less: Accumulated Depreciation                                       (253,926)
                                                                      ----------

           Machinery & Equipment, net                                   110,322
                                                                      ----------

Other Assets:
 Software and Licenses                                                   24,800
 Less: Accumulated Amortization                                          (5,600)
                                                                      ----------

           Total Other Assets                                            19,200
                                                                      ----------

           Total Assets                                             $   182,547
                                                                      ==========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts Payable                                                    $  277,167
 Taxes Payable                                                            1,000
 Accrued Expenses                                                       459,032
 Notes Payable-Stockholder                                              495,043
 Current Portion Note Payable - Microphase Corporation                1,045,764
                                                                     ----------

          Total Current Liabilities                                   2,278,006
                                                                     ----------

Note Payable - Microphase, net of current portion                     1,121,711
                                                                     ----------

          Total Liabilities                                           3,399,717
                                                                     ----------

Stockholders' equity (deficit):
 Common Stock, $.003 Par Value, 149,000,000 shares
  authorized, 21,746,020 shares issued and outstanding                   65,238
 Capital in Excess of Par Value                                      22,204,580
 Deferred Compensation                                                  (17,813)
      Accumulated Deficit                                           (25,469,175)
                                                                     ----------

          Total Stockholders' Equity (Deficit)                       (3,217,170)
                                                                     ----------

          Total Liabilities and Stockholders' Equity (Deficit)      $   182,547
                                                                     ==========




    The accompanying notes are an integral part of these financial statements.
                                      F-3

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS


                                                            FOR THE YEAR ENDED
                                                                  JANUARY 31,
                                                          2003           2004

    Revenues                                        $     44,691    $    66,781
                                                     -----------     ----------

    Cost of Goods Sold:
     Product                                              77,186        143,199
     Software Amortization                                     -          5,000
                                                     -----------     ----------

          Total Cost of Goods Sold                        77,186        148,199
                                                     -----------     ----------

    Gross Margin (Loss) On Sales                         (32,495)       (81,418)
                                                     -----------     ----------

    Selling, General and Administrative Expenses         661,987        496,939
    Research and Development                              48,199         94,337
    Bad Debts                                                  -          2,442
                                                     -----------     ----------

                                                         710,186        593,718
                                                     -----------     -----------
    Operating Loss                                      (742,681)      (675,136)
                                                     -----------     ----------

    Other Income (Expense):
      Interest Expense                                  (168,923)
                                                     -----------     ----------

                                                        (147,858)      (168,923)
                                                     -----------     ----------

    Loss From Continuing Operations,
      Before Income Taxes                               (890,539)      (844,059)

    Income (Loss) From Discontinued Operations,
      Net of Income Taxes of $0 in 2003 and income
      taxes of $62,900 offset by benefit from the
      tax loss carryforwards of $62,900, in 2004        (968,078)     1,030,117

    Income Taxes                                          (1,000)        (1,000)
                                                     -----------     ----------

    Net Income (Loss)                               $ (1,859,617)   $   185,058
                                                     ===========     ==========


    Loss Per Share:

    Net income (loss) per share from:

      Continuing Operations                         $       (.04)   $      (.04)
      Discontinued Operations                               (.05)           .05
                                                     -----------     ----------
                                                    $       (.09)   $       .01
                                                     ===========     ===========
    Weighted Average Number of Shares Outstanding     21,575,609     21,746,020
                                                      ==========     ==========



    The accompanying notes are an integral part of these financial statements.



                                                     PACKETPORT.COM, INC.
                                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                          FROM FEBRUARY 1, 2002 TO JANUARY 31, 2004


                                                         CAPITAL IN
                                    COMMON STOCK          EXCESS OF    COMPENSATION   ACCUMULATED
                                 SHARES      AMOUNT       PAR VALUE      DEFERRED       DEFICIT            TOTALS
    Balances,
     February 1, 2002         20,846,020    $ 62,538     $22,096,080    $(156,563)   $(23,794,616)   $   (1,792,561)

    Issuance of common
     stock for services          900,000       2,700          86,300            -               -            89,000
    Amortization of deferred
     employee stock option
     compensation                      -           -               -       88,750               -            88,750

    Net Loss                           -           -               -            -      (1,859,617)       (1,859,617)
                              -----------     ------      ----------      -------      ----------         ----------

    Balances,
     January 31, 2003          21,746,020     65,238      22,182,380      (67,813)    (25,654,233)       (3,474,428)
    Issuance of common stock
     options for services               -         -           22,200            -              -             22,200

    Amortization of deferred
     employee stock option
     compensation                      -          -                -       50,000              -             50,000

    Net Income                         -          -                -            -        185,058            185,058
                              ----------     ------       ----------      -------     ----------         ----------

    Balances,
      January 31, 2004        21,746,020   $ 65,238      $22,204,580     $(17,813)   (25,469,175)      $(3,217,170)
                              ==========     ======       ==========      =======     ==========         ==========




    The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS


                                                           FOR THE YEAR ENDED
                                                              JANUARY 31,
                                                        2003           2004
OPERATING ACTIVITIES

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:

Net Loss from continuing operations               $  (891,539)      $  (845,059)
Add: Adjustments to Reconcile Net Loss to
 Net Cash Used in Operating Activities:
 Depreciation & Amortization                           94,166            72,463
 Common stock and options issued for services          89,000            22,200
 Amortization of deferred compensation                 43,750            11,672
 Disposal of equipment                                 47,872               215
 Settlement gains on accounts payable                       -           (48,206)
 Bad debts                                                  -              2,442
 Inventory writedowns                                       -                171

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Accounts Receivable                                   (2,958)           (7,875)
 Prepaid Expenses and Other
 Current Assets                                       (13,757)            5,432
 Inventory                                                  -           (16,227)
 Accounts Payable                                     (19,971)          (57,474)
 Deferred Revenue                                      14,210           (10,926)
 Accrued Expenses                                     (31,844)          (53,089)
 Note Payable - Stockholder                            95,000            48,270
 Accrued Interest Note Payable - Stockholder           18,491            (8,997)
 Accrued Interest Note Payable - Microphase           127,762            49,372)
                                                    ---------         ----------

  Net Cash Used in Continuing Operating Activities   (429,818)         (934,360)
                                                    ---------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sales of Equipment                                        -                600
 Cash Paid to Purchase Equipment                      (15,939)          (30,997)
 Investment in Software and Licenses                  (15,000)           (9,800)
                                                    ---------          ---------

  Net Cash Used in Investing Activities               (30,939)          (40,197)
                                                    ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Advances from Stockholder                    -           125,000
 Proceeds from Advances from Microphase               774,416           304,685
 Repayments of Notes Payable - Stockholder                  -           (42,500)
 Repayments of Notes Payable - Microphase                   -          (229,864)
                                                    ---------         ---------

  Net Cash Provided by Financing Activities           774,416           157,321
                                                    ---------         ---------

Cash Flows Used In Discontinued Operations           (316,355)          817,272
                                                    ---------         ---------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                           (2,696)               36

Cash and Cash Equivalents at Beginning of Year          3,038               342
                                                    ---------         ---------
Cash and Cash Equivalents at End of Year           $      342        $      378
                                                    =========          =========


    The accompanying notes are an integral part of these financial statements.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2004

NOTE 1-BASIS OF PRESENTATION

     As shown in the accompanying financial statements, the Company incurred a net loss from continuing operations of $845,059 during the year ended January 31, 2004. In addition, cash available at January 31, 2004 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

     The Company continues its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2005 and to continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

1. Raise additional working capital through borrowing or through issuing equity.

2. Negotiate alliance, with strategic co-venturers and reseller partners ("seller affiliates") in the IP Telephony industry ; negotiate terms with existing trade creditors and strategic vendors .

3.   Commence revenue producing activities and ultimately attain profitability.

     Management believes that actions presently being taken will generate sufficient revenues to provide positive cash flows from operations and that sufficient capital will be available, when required, to permit the Company to realize its plans. However, there can be no assurance that this will occur. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2004

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

     Under SFAS 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. Information about the Company's product sales from continuing operations are as follows:

                                                                 YEAR ENDING
                                                                 JANUARY 31,
                                                            2003           2004
PRODUCT SALES

Edge Devices                                            $  2,448        $ 23,931
Phone Service Fees                                             -          35,845
Software License Revenue                                  14,280              29
Maintenance and Other                                     27,963           6,976
                                                          ------          ------
                                                        $ 44,691        $ 66,781
                                                          ======          ======

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

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2004

ACCOUNTS RECEIVABLE

     The Company believes all receivables are collectible unless information to the contrary is obtained. In the event such information is received, the Company establishes an allowance for uncollectible portions. At January 31, 2003 and 2004 the allowance was $0 and $2,442, respectively.

SEGREGATION OF DISCONTINUED OPERATIONS

     Pursuant to the authorization of the board of directors in November 2002, management sought, and in March 2003 located a buyer for certain assets, primarily the Company's soft switch and gateway technology and related assets. For the statement of operations for the fiscal years ended January 31, 2003 and 2004, respectively, the revenue and expenses associated with the intellectual properties and other assets sold have been accounted for as discontinued operations in the current financial statements and condensed information is summarized below:

                                                                YEAR ENDING
                                                                JANUARY 31,
                                                            2003          2004

Total Revenues                                         $   26,271    $    4,995
Cost of Goods Sold                                       (598,001)      (20,030)
                                                          --------      --------
Gross (Loss) Margin                                      (571,730)      (15,035)

Recurring Expenses                                       (396,348)      (89,922)

Non Recurring Items:
Gain on Sale of Intellectual Property                           -       447,660
Gain on Extinguishment of Debt                                  -       687,414
                                                           -------     ---------

 Income (Loss) From Discontinued Operations            $ (968,078)   $1,030,117
                                                           =======    =========

     In conjunction with the formal plan to discontinue certain operations, the Company sold several assets on May 16, 2003.

     Assets sold on May 16,2003 were comprised of the following:

Inventory                                                             $  76,188
Fixed Assets (net of $64,531 accumulated depreciation)                   33,658
Licenses (net of $87,500 accumulated amortization)                       87,500
Capitalized Software (net of $162,275 accumulated amortization)          417,175
                                                                         -------

                                                                       $ 614,521

     Proceeds from the sale of these assets totaled $925,000. The $447,660 gain on sale of the intellectual property and related assets also include $137,181 of accounts payable that were forgiven by their respective vendors in conjunction with the sale.

     The gain on extinguishment of debt in fiscal 2004 relates to the cancellation of accrued charges with respect to abandoned research and development undertakings.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2004

CASH AND CASH EQUIVALENTS

     The Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

SUPPLEMENTAL CASH FLOWS DISCLOSURES

     Cash flows from operating activities for the year ended January 31, 2003 reflects interest paid of $1,605, interest earned of $0 and taxes paid of $1,000. Cash flows from operating activities for the year ended January 31, 2004 reflects interest paid of $227,292, interest earned of $0 and taxes paid of $1,000.

INVENTORY

     Inventory is valued at the lower of cost or market value, using the first-in, first-out (FIFO) method, and consists of:

                                                                  YEAR ENDING
                                                                   JANUARY 31,
                                                                       2004

      Raw Components                                                 $ 18,381
      Less: Reserve Account                                            (1,792)
                                                                       ------

                                                                     $ 16,589
                                                                      =======

MACHINERY AND EQUIPMENT AND CAPITAL LEASES

     Machinery and equipment are stated at cost. Property and equipment are comprised predominantly of computer equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are provided for utilizing the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the years ended January 31, 2003 and 2004 was $122,821 and $66,863, respectively.

REVENUE RECOGNITION

HARDWARE

     Revenues are recorded when products are shipped.

SOFTWARE

     The Company sells its software licenses through its sales channel. Revenue is recorded when the customer is invoiced, after the software becomes available on the Company's web-site and the unlocking code has been given to the customer. Revenue on support contracts is recognized over the term of the contracts, which generally is one year.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2004

CAPITALIZED SOFTWARE COSTS

     Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to the establishment of technological feasibility to produce the finished product are generally capitalized. The Company's capitalized software costs are presented as Software in the balance sheet. Amounts capitalized were $187,756 and $34,134 for the years ended January 31, 2003 and 2004, respectively, of which $172,756 and $29,134, respectively, was attributable to discontinued operations.

     Amortization of prior years capitalized software costs are included in the Cost of Goods Sold section of the Statement of Operations and amounted to $0 and $5,000 for the years ended January 31, 2003 and 2004, respectively, excluding software amortization of $125,924 and $0 included in discontinued operations for the respective years. The capitalization of such costs and the related amortization is in accordance with SFAS No.86.

ADVERTISING COSTS

     Advertising costs are expensed as incurred except for direct response advertising, the costs of which are deferred and amortized over the period the related sales are recorded. There was no amortization for direct response advertising costs and the Company incurred no advertising costs and deferred no advertising expenses for the years ended January 31, 2003 and 2004.

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

ACCOUNTING FOR LONG-LIVED ASSETS

     The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. For the year ended January 31, 2004, the Company believes that there has been no impairment of its long-lived assets.

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

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2004

STOCK BASED COMPENSATION

     Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company adopted the provisions of SFAS No. 145 in fiscal 2004 and the impact from SFAS No. 145 on the Company's financial position and results of operations was immaterial.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2004

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring." SFAS No. 146 requires that a liability at fair value for a cost associated with an exit or disposal activity be recognized when the liability is incurred. However, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted and utilized the provisions of SFAS 146 in determining its financial position and results of operations (including discontinued operations) commencing with fiscal 2004, and after reviewing for exit costs associated with the disposal of its primary intellectual property (the "Asset Sale") no liabilities were recorded for the "Asset Sale" and its provisions concluded for the employees whom terminated their employment with the Company and are now employed by the buyer.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in our consolidated financial statements as disclosed above under Stock Based Compensation.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements were effective for the Company during the first quarter that ended January 31, 2003. The Company's adoption of FIN 45 did not have a significant impact on its consolidated financial position or results of operations for the periods presented.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2004

     In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company adopted "FIN 46" beginning with the fourth quarter of fiscal 2004 and the adoption did not have a material impact on its consolidated financial position or results of operations for the periods presented.

     In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement beginning with the quarter commencing August 1, 2003 did not have a significant impact on the Company's results of operations or financial position.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2004

NOTE 5-STOCKHOLDERS' EQUITY

     On October 29, 2003 the Company's shareholders approved an amendment of the Articles of Incorporation to authorize an increase in the capitalization of the Company's common shares from 24,900,000 shares to 149,000,000 shares of common stock utilized.

     The following is a description of transactions in which the Company issued its securities during the fiscal years ended January 31, 2003 and 2004.

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

(3) The Company issued no shares of its common stock during the fiscal year ended January 31, 2004.

(4) The Company granted 2,000,000 options to officers, directors and employees and consultants at an exercise price of $.20 in November, 2003.

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

     The above plan was amended as of May 18, 1998 and again as of October 29, 2003, (with the approval of the Company's shareholders, at the respective annual meeting of the Company), to increase the number of shares available for awards from 1,000,000 to 2,500,000 and then to 10,000,000.

     Outstanding options and warrants expire at various dates through November 2008.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2004

     The Company granted a total of 2,000,000 options to three directors, four employees and three consultants with an exercise price of $.20 during fiscal 2004. The market price of the Company's common stock was $.13 at the grant date. There were no options granted in fiscal 2003.

     The fair value of options granted on November 3, 2003 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 179% in 2004, risk-free interest rate of 2.5% in 2004 and expected option life of 3 years.

     The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. In fiscal 1997, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan as required by APB Opinion No.25. During fiscal 2004, the Company adopted the disclosure only provisions of FASB Statement No. 123 and SFAS 148, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the method selected by the Company, stock-based employee compensation cost recognized in 2003 and 2004 is still based upon the intrinsic method prescribed in Accounting Principles Based Opinion No. 25 which is measured as the excess, if any, of the quoted market price over the exercise price on the date of the grant to all employee awards granted since March, 1997. The following table illustrates the effect on net income and earnings per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.

                                                     FOR THE YEAR ENDED
                                                        JANUARY 31,
                                                   2003           2004
                                                -----------    -----------

Net (loss), as reported                         $(1,859,617)   $   185,058
Add:  Stock-based employee compensation expense
included in reported net income, net of related
tax effects                                          88,750         72,200
Deduct:  Total stock-based compensation expense
determined under fair value based method for       (242,514)      (326,229)
all awards, net of related tax effects                 --             --

Proforma net loss                               $(3,013,381)   $   (68,971)
                                                -----------    -----------
Loss per share
  Basic and diluted -  as reported              $      (.09)   $       .01
  Basic and diluted - proforma                  $      (.09)   $      (.00)

     For the years ended January 31, 2003 and 2004, the Company recorded non-cash charges for option awards and deferred compensation totaling $0 and $88,750 and $22,200, and $50,000 respectively, in connection with the grant of none in fiscal 2003 and 2,000,000 in fiscal 2004, respectively, of options to directors, employees and consultants for services rendered.

     The following table summarizes the changes in stock options outstanding to directors, employees and consultants for shares of the Company's common stock:

                                  STOCK OPTIONS
                         Weighted average exercise price
Outstanding at:
   January 31, 2002                              2,398,065            $   .93

    Granted                                             -                 .-
    Exercised                                           -                 .-
    Expired/Canceled                                    -                 .-
                                                ---------             ------

Outstanding at:
   January 31, 2003                             2,398,065             $   .93

   Granted                                      2,000,000                 .20
   Exercised                                            -                 .-
   Expired/Canceled                                     -                 .-
                                                ---------             ------
Outstanding at:
   January 31, 2004                             4,398,065             $   .60
                                                =========            ========

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2004

     The following summarizes information about stock options outstanding and the related exercise price ranges at January 31, 2004:

                                          WEIGHTED
                                           AVERAGE      WEIGHTED      WEIGHTED
                                          REMAINING     AVERAGE       AVERAGE
   RANGE OF        NUMBER                CONTRACTUAL     NUMBER       EXERCISE
EXERCISE PRICE  OUTSTANDING      LIFE     EXERCISE    EXERCISABLE      PRICE
$4.50               37,000       1.6         $4.50       37,000         $4.50
$ .44-$3.00      2,361,065       1.7         $ .88    2,361,065         $ .88
$ .20            2,000,000       4.8         $ .20    2,000,000         $ .20

     The following summarizes information about warrants, issued pursuant to various financing transactions, as adjusted for the 3:1 reverse split in December, 1999:

Outstanding at:
 January 31, 2002                                             6,909,810
  Issued                                                              -
  Exercised                                                           -
  Expired                                                             -
                                                             ----------
Outstanding at:
 January 31, 2003                                             6,909,810
  Issued                                                              -
  Exercised                                                           -
  Expired                                                       (30,000)
                                                             ----------
Outstanding at:
 January 31, 2003                                             6,879,810
                                                              =========

The following summarizes information about warrants outstanding at January 31, 2004:

                                                       WEIGHTED      WEIGHTED
                             REMAINING    WEIGHTED     AVERAGE        AVERAGE
  RANGE OF         NUMBER   CONTRACTUAL   AVERAGE       NUMBER        EXERCISE
EXERCISE PRICE   OUTSTANDING    LIFE      EXERCISE    EXERCISABLE      PRICE
$.10              1,500,000     0.7       $  .10       1,500,000       $.10
$.25-$.75         5,379,810     1.6       $  .66       6,879,810       $.54

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2004

NOTE 6-INCOME TAXES

     At January 31, 2003 and 2004, the Company had net operating loss carryforwards of approximately $22,850,000 and $22,635,000, respectively, for book and tax purposes, expiring from 2007 to 2023. As a result of the Tax Reform Act of 1986, the Company is obligated to pay an alternative minimum tax on its alternative minimum taxable income, even though it has a loss carryfoward. These carryforwards are subject to possible limitations on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which result in more than a 50% point change in ownership.

     At this time, the Company does not believe it can reliably predict profitability beyond the current fiscal year. Accordingly, the deferred tax asset applicable to operations subsequent to January 31, 2004 has been reduced in its entirety by the valuation allowance. For the periods ending January 31, 2003 and 2004 the (provision) for taxes, net of the benefit from utilization of tax loss carryforwards in 2004, is comprised only of appropriate state income taxes.

     Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the years ended January 31, 2003 and 2004 respectively is as follows:

                                                     2003            2004

(Loss) Income Before Income Taxes                $(1,858,617)   $  185,058
Computed expected tax credit                         631,930             -
Current year tax provision                                 -       (62,900)
Operating loss for which no
  benefits were provided                            (631,930)            -
Tax benefit - utilization of tax loss
  carryforwards                                            -        62,900
State and local tax                                   (1,000)       (1,000)
Provision for income taxes                       $    (1,000)   $   (1,000)

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2004

NOTE 7 - COMMITMENTS AND CONTINGENCIES

SEC INVESTIGATION

     In April 2000, the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

     In April 2002, the staff of the Securities and Exchange Commission advised the Company that it intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. and its officers and directors at that time, alleging possible violations of Sections 17(a) and 5 of the Securities Act of 1933 ("Securities Act") and Sections 10(b), 13(a) and 13(b)(2)(A) of the Securities Act of 1934 ("Exchange Act") and Rules 10b-5, 13a-1, 13a11, 13a-13 and 13b2-1 thereunder. The staff also advised that it intended to recommend that the Commission file a civil injunctive action against an employee, alleging that he violated Section 14(a) of the Exchange Act and Rule 14a-9 thereunder. To date no charges have been filed against the Company, its officers, its directors at that time, or the employee regarding this matter.

     The Company, the officers, the directors at that time and the employee believe that such proposed charges would be without foundation and each intend to vigorously dispute the matter should any or all of such charges be filed.

LITIGATION

     From time to time the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

LEASES

     In November, 1999 the Company moved to its present location of approximately 2,000 square feet with rent, including administrative support services, at $7,500 per month through June 30, 2003 and $6,000 per month thereafter, on a month to month basis to Microphase Corporation. Rent expense and administrative support charged to operations was $90,000 for the fiscal year ended January 31, 2003 and $79,500 for the fiscal year ended January 31, 2004.

ROYALTY AGREEMENTS

     The Company acquires the rights to certain software algorithms from various developers under renewable contracts of varying terms. Royalties are based on a per unit charge based on sales of products utilizing such algorithms.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2004

WARRANTIES

     The Company warrants that all equipment manufactured by it will be free from defects in material and workmanship under normal use for a period of one year from the date of shipment. The Company's' expenses in connection with such warranties have been minimal.

EMPLOYMENT AGREEMENTS

     There were no employment agreements in effect during the fiscal year ended January 31, 2004.

NOTE 8-RELATED PARTY INFORMATION

     The Company leased approximately 2,000 square feet for $7,500 per month through June 30, 2003, and $6,000 per month thereafter on a month to month basis from Microphase Corporation, a company which concurrently employs the Company's president and vice president. The monthly rent also includes certain administrative support services supplied by Microphase.

     The Company's president is the 100% owner of PacketPort, Inc. The Company's president earned executive consulting fees of $100,000 for each of the fiscal years ended January 31, 2003 and January 31, 2004. The Company's vice president received no consulting fees for either of the fiscal years.

     During fiscal year ended January 31, 2004, the Company's president and vice-president, who are also directors of the Company, and one other director were granted stock options to purchase 750,000, 500,000 and 250,000 shares, respectively, of the Company's common stock at an exercise price of $.20 per share. The market price of the Company's common stock at the date of grant was $.13. Pursuant to APB Opinion No. 25, no compensation expense was recognized for the stock options granted to these individuals. The fair value of the stock option granted to these individuals was $83,250, $55,500 and $27,750, respectively, using the Black-Scholes stock option pricing model.

     The Company owed the Company president $373,270 and $495,043 at January 31, 2003 and 2004, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of cash advances from the Company president, unpaid executive consulting fees and accrued interest. The note is subject to interest at prime plus 3%. The principal of $473,270 plus accrued interest, is payable by January 31, 2005. Principal and accrued interest totaling $125,000 was paid to the Company president during fiscal year ended January 31, 2004. The Company president also advanced the Company $125,000 during the year. The Company incurred interest expense to the Company's president of $18,491 and $21,773 which are included in interest expense and note payable - stockholder in fiscal years ended January 31, 2003 and 2004, respectively.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2004

     The Company owed Microphase Corporation $2,242,351 and $2,167,475 at January 31, 2003 and 2004, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. Effective January 31, 2004, the Company and Microphase agreed to revise payment terms of the note as follows: Principal of $900,000, plus accrued interest, is payable by January 31, 2005; the balance of $1,121,711, plus accrued interest, is due by January 31, 2006. The note is subject to interest at prime plus 3%. Principal and accrued interest totaling $425,000 was paid to Microphase during fiscal year ended January 31, 2004. Additional advances made by Microphase during fiscal year ended January 31, 2004 totaled $304,685. The Company incurred interest expense to Microphase Corporation of $127,762 and $145,764 for fiscal years ended January 31, 2003 and 2004, respectively. These amounts are included in interest expense and note payable - Microphase for the two years.

     Janifast Limited, a manufacturer in China for which the Company president and vice president are significant shareholders, owed the Company $27,859 and $10,315 at January 31, 2003 and 2004, respectively. These amounts which are included in prepaid expenses and other current assets at each year end represent VoicePak Phone inventory components that the Company purchased on behalf of Janifast Limited, less amounts billed to the Company by Janifast Limited for completed VoicePak Phones.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                     TITLE                       DATE

/s/ RONALD A. DURANDO      Chairman, Chief Executive       April 30, 2004
---------------------      President
Ronald Durando Officer



/s/ GUSTAVE T. DOTOLI      Director, Chief Operating       April 30, 2004
---------------------      Officer, Acting Chief
Gustave T. Dotoli          Financial Officer

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

10.5 Registration Rights Agreement, dated April 6, 1998, amon the Company, RG Capital Fund LLC and Roberts & Green, Inc. (Incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31, 1998

10.6 Investment Banking and Financial Advisory Services Agreement, dated April 6, 1998, between the Company and Roberts & Green, Inc. (incorporated by reference to the Company's Form 10KSB for the fiscal year ended January 31,
     1998).

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

                                  CERTIFICATION

I, Ronald A. Durando, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB (the "Annual Report") of Packetport.com, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 30, 2004
                                                    by:  /s/ Ronald A. Durando
                                                     -------------------------
                                                         Ronald A. Durando
                                                     Chief Executive Officer

                                  CERTIFICATION

I, Gustav T. Dotoli, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB (the "Annual Report") of Packetport.com, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 30, 2004
                                                    by: /s/ Gustav T. Dotoli
                                                    -------------------------
                                                        Gustav T. Dotoli
                                                     Chief Financial Officer