Form 10QSB
period 2004-04-30
PACKETPORT COM
filed 2004-06-15
CIK 833203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

                         COMMISSION FILE NUMBER 0-19705


                              PACKETPORT.COM, INC.
        (Exact name of small business issuer as specified in its charter)


         NEVADA                                              13-3469932
(State or Other Jurisdiction of                            I.R.S. Employer
Incorporation or Organization)                          Identification Number)


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

     Number of shares outstanding of the issuer's Common Stock as of June 7, 2004 was 21,746,020.

     Traditional Small Business Disclosure Format (check one):

                             Yes / /  No /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED APRIL 30, 2004

                                                                          PAGE
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

         Balance Sheets-January 31, 2004 and April 30, 2004 (Unaudited)......3

         (Unaudited) Statements of Operations-Three Months ended
           April 30, 2003 and 2004...........................................4

         (Unaudited) Statements of Cash Flows-Three Months ended
           April 30, 2003 and 2004...........................................5

         (Unaudited) Notes to Financial Statements.........................6-9

         Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................10-20

PART II. OTHER INFORMATION..................................................21

         Item 1. Legal Proceedings..........................................21

         Item 2. Changes in Securities......................................21

         Item 3. Defaults Upon Senior Securities............................21

         Item 6. Exhibits and Reports on Form 8-K...........................21

         Signatures.........................................................22


                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                           JANUARY 31,    APRIL 30,
                                                              2004          2004
                                                         ------------    ------------
                                                           (Audited)    (Unaudited)
       ASSETS

Cash                                                     $        378    $      2,346
Accounts Receivable                                            11,551          22,038
Inventory                                                      16,589          15,051
Prepaid Expenses and Other Current Assets                      24,507          29,645
                                                         ------------    ------------
      Total Current Assets                                     53,025          69,080
                                                         ------------    ------------

Machinery & equipment:
  Machinery & Equipment, at cost                              364,248         367,028
  Less: Accumulated Depreciation                             (253,926)       (271,620)
                                                         ------------    ------------
      Machinery & Equipment, net                              110,322          95,408
                                                         ------------    ------------

Other Assets:
 Software and Licenses                                         24,800          41,169
 Less: Accumulated Amortization                                (5,600)         (7,927)
                                                         ------------    ------------
      Total Other Assets                                       19,200          33,242
                                                         ------------    ------------
      Total Assets                                       $    182,547    $    197,730
                                                         ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts Payable                                        $    277,167    $    254,455
 Taxes Payable                                                  1,000           1,000
 Accrued Expenses                                             459,032         476,329
 Notes Payable-Stockholder                                    495,043         503,326
 Current Portion Note Payable - Microphase Corporation      1,045,764       1,280,740
                                                         ------------    ------------
      Total Current Liabilities                             2,278,006       2,515,850
                                                         ------------    ------------
Note Payable - Microphase, net of current portion           1,121,711       1,121,711
                                                         ------------    ------------
      Total Liabilities                                     3,399,717       3,637,561
                                                         ------------    ------------
Stockholders' equity (deficit):
 Common Stock, $.003 Par Value, 149,000,000 shares
  authorized, 21,746,020 shares issued and outstanding         65,238          65,238
 Capital in Excess of Par Value                            22,204,580      22,204,580
 Deferred Compensation                                        (17,813)        (15,000)
 Accumulated Deficit                                      (25,469,175)    (25,694,649)
                                                         ------------    ------------
      Total Stockholders' Equity (Deficit)                 (3,217,170)     (3,439,831)
                                                         ------------    ------------
      Total Liabilities and Stockholders' Equity
       (Deficit)                                         $    182,547    $    197,730
                                                         ============    ============


The accompanying notes are an integral part of these financial statements.



                               PACKETPORT.COM, INC.
                             STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                        FOR THE THREE MONTHS ENDED
                                                                 APRIL 30,
                                                           2003            2004
                                                       ------------    ------------
Revenues                                               $     14,531    $     26,333
                                                       ------------    ------------
Cost of Goods Sold:
 -Product                                                    17,593          63,403
 -Software Amortization                                       1,250           1,667
                                                       ------------    ------------
      Total Cost of Goods Sold                               18,843          65,070
                                                       ------------    ------------
Gross Margin on Sales                                        (4,312)        (38,737)
                                                       ------------    ------------
Selling, General and Administrative Expenses                 96,071         109,899
Research and Development Expenses                             9,331          31,109
                                                       ------------    ------------
                                                            105,402         141,008
                                                       ------------    ------------
Operating Loss                                             (109,714)       (179,745)
                                                       ------------    ------------
Other(Expense):
 Interest Expense                                           (44,591)        (45,729)
                                                       ------------    ------------
                                                            (44,591)        (45,729)
                                                       ------------    ------------

Loss From Continuing Operations, Before Income Taxes       (154,305)       (225,474)

Loss From Discontinued Operations, Net of Income
 Taxes of $0                                                (50,669)           --

Income Taxes                                                   --              --
                                                       ------------    ------------
Net loss                                               $   (204,974)   $   (225,474)
                                                       ============    ============
Loss per share:

  Continuing Operations                                $       (.01)   $       (.01)
                                                       ============    ============
  Discontinued Operations                              $       --      $       --
                                                       ============    ============
  Net loss per share                                   $       (.01)   $       (.01)
                                                       ============    ============

Weighted Average Number of Shares Outstanding            21,746,020      21,746,020
                                                       ============    ============


The accompanying notes are an integral part of these financial statements.



                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                               APRIL 30,
                                                           2003         2004
                                                        ---------    ----------

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
 Net Loss                                                $(154,305)   $(225,474)
Add: Adjustments to Reconcile Net Loss
 to Net Cash Used in Operating Activities:
 Depreciation and Amortization                              17,540       20,021
 Amortization of deferred compensation                       3,235        2,813
 Disposal Loss - Equipment                                     771         --
 Changes in Assets and Liabilities:
  Accounts Receivable                                        3,054      (10,487)
  Inventory                                                 (6,938)       1,538
  Prepaid Expenses                                           3,000       (5,138)
  Accounts Payable                                           2,582      (22,712)
  Accrued Expenses                                          20,677       17,297
  Accrued Interest Note Payable - Stockholder                6,207        8,283
  Accrued Interest Note Payable - Microphase                38,384       37,145
  Deferred Revenue and Deposits                             26,582         --
                                                         ---------    ---------
Net Cash (Used in) Continuing Operating Activities         (39,211)    (176,714)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from Sale of Equipment                               600         --
 Cash Paid to Purchase Equipment                            (5,063)      (2,780)
 Investment in Software and Licenses                          --        (16,369)
                                                         ---------    ---------
Net Cash (Used In) Investing Activities                     (4,463)     (19,149)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Advances from Microphase                    142,442      197,831
                                                         ---------    ---------
Net Cash Provided By Financing Activities                  142,442      197,831
                                                         ---------    ---------
Cash Flows (Used In) Discontinued Operations               (76,475)        --
                                                         ---------    ---------
Net Increase in Cash                                        22,293        1,968

Cash at the Beginning of Period                                342          378
                                                         ---------    ---------
Cash at the End of Period                                $  22,635    $   2,346
                                                         =========    =========



The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2004
                                   (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

Going Concern

     As shown in the accompanying financial statements, the Company reported a net loss of $225,474 during the three months ended April 30, 2004. In addition, cash available at April 30, 2004 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

     The Company continues its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2005 and to continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

     1. Raise additional working capital through borrowing or through issuing equity.

     2. Negotiate alliances with strategic co-venturers and reseller partners ("seller affiliates") in the IP Telephony industry; negotiate terms with existing trade creditors and strategic vendors.

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

     The Company

     The PacketPort.com, Inc. Global Hosted Telephony Solution (GHTS) is an Internet centric business partnership program, depending exclusively for access on either dial up or broadband connectivity for the delivery of services. The GHTS strategy takes advantage of the convergence of several worldwide trends in technology, international communications policy, and international regulations, as well as the fundamental dynamics of global economics of telecommunications.

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2004
                                   (UNAUDITED)

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

     Segregation of Discontinued Operations for the Quarter Ended April 30, 2003

     Pursuant to the authorization of the board of directors in November 2002, management sought, and in March 2003 located a buyer for certain assets, primarily the Company's soft switch and gateway technology and related assets. For the statement of operations for the quarter ended April 30, 2003, the revenue and expenses associated with the intellectual properties and other assets sold were accounted for as discontinued operations. Condensed information is summarized below:

                                                     Three Month Period Ending
                                                             April 30,
                                                               2003

          Total Revenues                                     $   --
          Cost of Goods Sold                                  (10,698)
                                                             --------

          Gross Margin                                        (10,698)

          Expenses                                            (39,971)
                                                             --------

          Income (Loss) From Discontinued Operations         $(50,669)
                                                             ========


     There were no revenue or expense items associated with discontinued operations during the quarter ended April 30, 2004.

NOTE 2-LOSS PER SHARE

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2004
                                   (UNAUDITED)


NOTE 4-RELATED PARTY INFORMATION

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

     The Company owed the Company president $495,043 and $503,326 at January 31, 2004 and April 30, 2004, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of cash advances from the Company president, unpaid executive consulting fees and accrued interest. The note is subject to interest at prime plus 3%. The principal of $473,270 plus accrued interest, is payable by January 31, 2005. The Company incurred interest expense to the Company's president of $6,207 and $8,283 which are included in interest expense in the quarters ended April 30, 2003 and 2004, respectively.

     The Company owed Microphase Corporation $2,167,475 and $2,402,451 at January 31, 2004 and April 30, 2004, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. Effective January 31, 2004, the Company and Microphase agreed to revise payment terms of the note as follows:
     Principal of $900,000, plus accrued interest, is payable by January 31, 2005; the balance of $1,121,711, plus accrued interest, is due by January 31, 2006. The note is subject to interest at prime plus 3%. Additional advances made by Microphase during the quarter ended April 30, 2004 totaling $197,831 are also payable by January 31, 2005. The Company incurred interest expense to Microphase Corporation of $38,384 and $37,145 for the quarters ended April 30, 2003 and 2004, respectively. These amounts are included in interest expense for the two quarters.

     Janifast Limited, a manufacturer in China for which the Company president and vice president are significant shareholders, owed the Company $10,315 at both January 31, 2004 and April 30, 2004. The amount, which is included in prepaid expenses and other current assets at each balance sheet date represent VoicePak Phone inventory components that the Company purchased on behalf of Janifast Limited, less amounts billed to the Company by Janifast Limited for completed VoicePak Phones.

NOTE 5-EQUITY TRANSACTIONS

     There were no transactions in which the Company issued its securities during the three months ended April 30, 2004.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. In fiscal 1997, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan as required by APB Opinion No.25. During fiscal 2004, the Company adopted the disclosure only provisions of FASB Statement No. 123 and SFAS 148, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the method selected by the Company, stock-based employee compensation cost recognized in 2003 and 2004 is still based upon the intrinsic method prescribed in Accounting Principles Board Opinion No. 25 which is measured as the excess, if any, of the quoted market price over the exercise price on the date of the grant to all employee awards granted since March, 1997. The following table illustrates the effect on net income and earnings per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2004
                                   (UNAUDITED)

                           FOR THE THREE MONTHS ENDED
                                    April 30,

                                                   2003             2004
                                                -----------     -----------

Net (loss), as reported                          $(204,974)      $(225,474)
Add:  Stock-based employee compensation expense
included in reported net income, net of related
tax effects                                          6,563           2,183
Deduct:  Total stock-based compensation expense
determined under fair value based method for       (13,681)         (4,550)
all awards, net of related tax effects                 --              --

Proforma net loss                                $(212,092)     $ (227,841)
                                                -----------    -----------
Loss per share
  Basic and diluted -  as reported              $     (.01)   $       (.01)
  Basic and diluted - proforma                  $     (.01)   $       (.01)


NOTE 6-CONTINGENCIES

     SEC Investigation

     In April 2000, the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

     In April 2002, the staff of the Securities and Exchange Commission advised the Company that it intended to recommend that the Commission file a civil injunctive action against PacketPort.com, Inc. and its officers and directors at that time, alleging violations of Sections 17(a) and 5 of the Securities Act of 1933 ("Securities Act") and Sections 10(b), 13(a) and 13(b)(2)(A) of the Securities Act of 1934 ("Exchange Act") and Rules 10b-5, 13a-1, 13a11, 13a-13 and 13b2-1 thereunder. The staff also advised that it intended to recommend that the Commission file a civil injunctive action against an employee, alleging that he violated Section 14(a) of the Exchange Act and Rule 14a-9 thereunder. To date no charges have been filed against the Company, its officers, its directors at that time, or the employee regarding this matter.

     The Company, the officers, the directors at that time and the employee believe that these proposed charges are without foundation and each intends to vigorously dispute the matter should any or all of such charges be filed.

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED APRIL 30, 2003 VS. APRIL 30, 2004 FROM CONTINUING OPERATIONS:

NET LOSS

     The Company reported a net loss from continuing operations of $154,305 for the three months ended April 30, 2003 as compared to a net loss from continuing operations of $225,474 for the three months ended April 30, 2004. This represents a loss per share from continuing operations of $(.01) for the three months ended April 30, 2003 compared to a loss per share from continuing operations of $(.01) for the three months ended April 30, 2004.

     This $71,169 increase in the net loss from continuing operations from the three months ended April 30, 2003 compared to the three months ended April 30, 2004 was primarily due to the following factors:

REVENUES

     Revenues from continuing operations increased by $11,802 from $14,531 for the three months ended April 30, 2003 to $26,333 for the three months ended April 30,

2004. The increase was due to higher telephone call fees, offset by lower sales of USB phones and VoicePak IAD's, service contract revenues and software license revenue. A comparison of revenue by type, for the three months ended April 30, 2003 and 2004, follows:

                                                    FOR THE THREE MONTHS ENDED
                                                            APRIL 30,
                                                      2003            2004
                                                     -------        -------

     Telephone Service Fees                          $    50        $24,413
     Edge Devices Sales                               10,034          1,920
     Service Contract Revenue                          4,418           --
     Software Licence Revenue                             29           --
                                                     -------        -------

          Total Revenues                             $14,531        $26,333
                                                     =======        =======

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

COST OF GOODS SOLD

     Cost of goods sold from continuing operations increased by $46,227 from $18,843 to $65,070 for the three months ended April 30, 2003 and 2004, respectively. The increase in cost of goods sold was due to the related telephone call service charges associated with the increased telephone call revenue and higher product administration overhead costs for business services.

     Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold for continuing operations incurred by the Company were for fixed production department administrative overhead expenses, telephone call service charges and material costs on sold VoicePak IAD and USB Phones.

     Software amortization costs from continuing operations for the three months ended April 30, 2003 and 2004, were $1,250 and $1,667, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses from continuing operations increased by $13,828 for the three months ended April 30, 2003 and 2004 from $96,071 to $109,899, respectively. The increase in expenses is attributable to higher legal and professional services.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased by $21,778 from $9,331 to $31,109 for the three months ended April 30, 2003 and 2004, respectively, as the Company continues to realign its efforts in support of the new business plan.

NET LOSS PER SHARE

     For the three month periods ended April 30, 2003 and 2004, the Company reported a net loss per share of $(.01) and $(.01), respectively, based upon weighted average shares outstanding of 21,746,020 for both periods.

     The net loss per share consisted of a loss per share from continuing operations of $(.01) and $.(01) for the three months ended April 30, 2003 and 2004, as discussed above, and $(.0) and $(.0) loss per share for the three months ended April 30, 2003 and 2004, respectively, from discontinued operations, as discussed below.

CRITICAL ACCOUNTING POLICIES

Segregation of Discontinued Operations for the Quarter Ended April 30, 2003

     Effective January 31, 2003, the Company discontinued operations relating to the design and development of the Company's intellectual property core software. These former activities have been accounted for as discontinued operations in the financial statements. Condensed financial information for these discontinued operations is summarized below for the three months ended April 30, 2003.

                                                     Three Month Period Ending
                                                              April 30,
                                                                 2003

     Total Revenues                                           $   --
     Costs of Goods Sold                                       (10,698)
                                                              --------
     Gross Margin                                              (10,698)
     Expenses                                                  (39,971)
                                                              --------
     (Loss) From Discontinued Operations                      $(50,669)
                                                              ========

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

     The purchase price was determined by negotiation, and there is no relationship between the Company, or any of its affiliates, and the Buyer, or any of its affiliates. The Company used the proceeds of the sale, net of transaction costs, to satisfy certain outstanding obligations and for working capital requirements. In addition, pursuant to the Agreement, the Buyer is obligated to pay to the Company certain Earn-Out Payments, as defined in the Agreement, ranging from 2% to 7% of net revenues from the sale, license or other disposition of the Software Applications during a two-year Earn-Out Period commencing at closing. No Earn-Out revenues have been realized by the Company through April 30, 2004. At the closing, the Company entered into a License Agreement with the Buyer pursuant to which the Company was granted a perpetual (subject to termination rights in the event of the Company's breach) royalty-free, fully-paid, non-exclusive, non- transferable, non-sublicenseable world-wide license to install, load, execute, store and/or display the Software Applications licensed thereunder, solely for the use by the Company within the defined field of use to provide service of up to 500,000 end points.

     In addition, not included in the sale were the Company's VoicePak Integrated Access Devices and USB Phones as strategic commercialized solutions for businesses. The Company believes that, going forward, the foregoing will comprise a viable core business while other new products are developed.

RESEARCH, DEVELOPMENT AND CAPITALIZATION OF SOFTWARE

     The Company incurred research and development expenses plus capitalized software and licensing costs of $60,108 and $47,478 for the three months ended April 30, 2003 and 2004, respectively, including discontinued research and development expenses plus capitalized software and licensing costs of $50,777 and $0, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product and licenses purchased from third parties. For the three months ended April 30, 2003 and 2004 the amounts capitalized were $29,134 and $16,369, respectively. These amounts consist of internal salaries, licenses and research department overhead costs. The decrease in research, development and capitalized software and licensing costs for the respective three months ended April 30 was primarily due to headcount reduction and discontinuance of development of intellectual property that pertained to IP Telephony core software.

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

RESEARCH AND DEVELOPMENT

     The Company incurred research and development expenses from continuing operations of $9,331 and $31,109 for the three-month periods ended April 30, 2003 and 2004, respectively. The Company's research and development activities will maintain market competitiveness by designing, developing, and integrating world-class IP products and solutions into the SCO and GHTS Alliance Partner program.

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

PATENTS, TRADEMARKS & COPYRIGHTS

     The Company has obtained a registration for its VoicePak - trademark from the U.S. Patent and Trademark Office.

EMPLOYEES

     As of April 30, 2004, the Company has two executive officers, one sales and marketing personnel, one product development personnel, one technical relationship personnel and one staff accountant for a total of six employees. Moving forward, the Company anticipates hiring additional technical support and sales and marketing personnel commensurate with revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2004 the Company had a working capital deficit of $2,446,770 as compared to a working capital deficit of $2,224,981 at January 31, 2004. At April 30, 2004 the Company had cash of $2,346. The Company incurred a net operating loss of $225,474 for the three months ended April 30, 2004. The
Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

         (1)      satisfy its current obligations,
         (2)      continue its development of products and solutions, and
         (3) successfully implement its plans to market business solutions through its business affiliates.

     During the three months ended April 30, 2004 the Company received an additional $197,831 in cash advances from Microphase Corporation.

     Cash used in continuing operating activities of $176,714 for the three months ended April 30, 2004 primarily consisted of the net loss and decreases in accounts payable and increases in accounts receivable and prepaid expenses, offset by non cash charges for depreciation and increases in accrued expenses and accrued interest on notes payable to Microphase and to stockholder. This compares to cash used in continuing operations for the period ended April 30, 2003 of $39,211, which consisted of the net loss, offset by increases in accounts payable and accrued expenses, accrued interest on notes payable to Microphase and to stockholder, deferred revenue and non-cash charges for depreciation and amortization.

     Cash used in discontinued operations totaled $0 in the current three month period compared to $76,475 of cash used in discontinued operations for the same three months last year.

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

     Our  success  depends  upon  effective   planning  and  growth  management.
Excluding part-time employees, at April 30, 2004 we had a total of six employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

         NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS 31, 32: OFFICER CERTIFICATIONS Pgs. 28-31

REPORTS ON FORM 8-K: None.

                              PACKETPORT.COM, INC.



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 14th day of June , 2004.


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

NAME                                 TITLE                        DATE


/s/ RONALD A. DURANDO
----------------------
Ronald A. Durando              Chairman, Chief Executive          June 14, 2004
                               Officer, President


/s/ GUSTAVE T. DOTOLI
----------------------
Gustave T. Dotoli              Director, Chief Operating          June 14, 2004
                               Officer, Chief Financial
                               Officer

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

Dated: June 14, 2004                  /s/ RONALD A. DURANDO
                                      ---------------------
                                      Ronald A. Durando
                                      Chairman, Chief Officer, and President

EXHIBIT 31.2

                                  CERTIFICATION

I, Gustave T. Dotoli, Chief Operating Officer and Chief Financial Officer, certify that:

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

Dated: June 14, 2004           /s/ GUSTAVE T. DOTOLI
                               ---------------------
                               Gustave T. Dotolli
                               Chief Operating Officer,
                               Chief Financial Officer

EXHIBIT 32.1

                              PACKETPORT.COM, INC.

    Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                (Section 906 of the Sarbanes-Oxley Act of 2002)

I,  Ronald  A.  Durando,   Chairman,  Chief  Executive  Officer,  and  President
"principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended April 30, 2004 of the Registrant (the "Report"):

         (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:      , 2004                     /s/ RONALD A. DURANDO
                                      ---------------------
                                      Ronald A. Durando
                                      Chairman, Chief Officer, and President

EXHIBIT 32.2

                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Gustave T. Dotoli, Chief Operating Officer and Chief Financial Officer ("principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended April 30, 2004 of the Registrant (the "Report"):

         (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated June 14, 2004             /s/ GUSTAVE T. DOTOLI
                               ---------------------
                               Gustave T. Dotolli
                               Chief Operating Officer,
                               Chief Financial Officer