Form 10KSB/A
period 2004-01-31
PACKETPORT COM
filed 2004-07-13
CIK 833203

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A
(MARK ONE)

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

                                                     FOR THE YEAR ENDED
                                                        JANUARY 31,
                                                   2003           2004
                                                -----------    -----------

Net (loss), as reported                         $(1,859,617)   $   185,058
Add:  Stock-based employee compensation expense
included in reported net income, net of related
tax effects                                          88,750         72,200
Deduct:  Total stock-based compensation expense
determined under fair value based method for       (242,514)      (326,229)
all awards, net of related tax effects                 --             --

Proforma net loss                               $(2,013,381)   $   (68,971)
                                                -----------    -----------
Loss per share
  Basic and diluted -  as reported              $      (.09)   $       .01
  Basic and diluted - proforma                  $      (.09)   $      (.00)

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

Dated: July 13, 2004
                                                    by:  /s/ Ronald A. Durando
                                                     -------------------------
                                                         Ronald A. Durando
                                                     Chief Executive Officer

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

Dated: July 13, 2004
                                                    by: /s/ Gustav T. Dotoli
                                                    -------------------------
                                                        Gustav T. Dotoli
                                                     Chief Financial Officer