Form 10QSB
period 2004-07-31
PACKETPORT COM
filed 2004-09-16
CIK 833203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

                                                          Yes / /    No /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                     FOR THE SIX MONTHS ENDED JULY 31, 2004

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements:

   Balance Sheets-January 31, 2004 and July 31, 2004 (Unaudited)...............3

   (Unaudited) Statements of Operations-Three Months ended
     July 31, 2003 and 2004....................................................4

   (Unaudited) Statements of Operations-Six Months ended
     July 31, 2003 and 2004....................................................5

   (Unaudited) Statements of Cash Flows-Six Months ended
     July 31, 2003 and 2004....................................................6

   (Unaudited) Notes to Financial Statements................................7-12

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................12-25

   Item 3. Controls and Procedures............................................26

PART II.    OTHER INFORMATION.................................................26

   Item 1. Legal Proceedings..................................................26

   Item 2. Changes in Securities..............................................26

   Item 3. Defaults Upon Senior Securities.. .................................26

   Item 6. Exhibits and Reports on Form 8-K...................................26

   Signatures.................................................................27

   Certifications..........................................................28-31

                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                       JANUARY 31,    JULY 31,
                                                          2004           2004
                                                       ----------     ----------
                                                                     (Unaudited)
       ASSETS

Cash                                                 $        378   $     3,976
Accounts Receivable                                        11,551             -
Inventory                                                  16,589        16,471
Prepaid Expenses and Other Current Assets                  24,507        31,153
                                                       ----------    ----------

      Total Current Assets                                 53,025        51,600
                                                       ----------    ----------

Machinery & equipment:
  Machinery & Equipment, at cost                          364,248       367,028
  Less: Accumulated Depreciation                         (253,926)     (288,904)
                                                       ----------    ----------
      Machinery & Equipment, net                          110,322        78,124
                                                       ----------    ----------

Other Assets:
 Software and Licenses                                     24,800        48,633
 Less: Accumulated Amortization                            (5,600)      (10,373)
                                                      -----------    ----------

      Total Other Assets                                   19,200        38,260
                                                      -----------    ----------

      Total Assets                                   $    182,547   $   167,984
                                                      ===========    ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts Payable                                    $    277,167   $   265,787
 Taxes Payable                                              1,000         1,000
 Accrued Expenses                                         459,032       506,199
 Notes Payable-Stockholder                                495,043       511,609
 Current Portion Note Payable - Microphase Corporation  1,045,764     1,470,144
                                                       ----------    ----------

      Total Current Liabilities                         2,278,006     2,754,739

Note Payable - Microphase, net of current portion       1,121,711     1,121,711
                                                       ----------    ----------

      Total Liabilities                                 3,399,717     3,876,450
                                                       ----------    ----------

Stockholders' equity (deficit):
 Common Stock, $.003 Par Value, 149,000,000 shares
  authorized, 21,746,020 shares issued and outstanding     65,238        65,238
 Capital in Excess of Par Value                        22,204,580    22,204,580
 Deferred Compensation                                    (17,813)       (8,125)
 Accumulated Deficit                                  (25,469,175)  (25,970,159)
                                                       ----------    ----------

      Total Stockholders' Equity (Deficit)             (3,217,170)   (3,708,466)
                                                       ----------    ----------

      Total Liabilities and Stockholders' Equity
       (Deficit)                                     $    182,547   $   167,984
                                                      ===========    ==========


The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                             JULY 31,
                                                        2003          2004
                                                     ----------    ----------
                                                   (As Restated)

Revenues                                           $     15,013   $         -
                                                     -----------   ----------

Cost of Goods Sold:
  -Product                                               26,167       46,633
  -Software Amortization                                  1,250        1,666
                                                     -----------   ----------
      Total Cost of Goods Sold                           27,417       48,299
                                                     -----------   ----------

Gross Margin on Sales                                   (12,404)     (48,299)
                                                     -----------   ----------

Selling, General and Administrative Expenses             97,288      147,655
Research and Development Expenses                        14,723       29,918
Provision for Doubtful Accounts                           1,850            -
                                                     -----------   ----------
                                                        113,861      177,573
                                                     -----------   ----------

Operating Loss                                         (126,265)    (225,872)
                                                     -----------   ----------

Other(Expense):
  Interest Expense                                      (41,183)     (49,638)
                                                     -----------   ----------
                                                        (41,183)     (49,638)
                                                     -----------   ----------

Loss From Continuing Operations, Before Income Taxes   (167,448)    (275,510)

Income (Loss) From Discontinued Operations, including
  gain on sale of discontinued assets of $449,400 in
  2003, Net of Income Taxes of $0                       383,031             -

Income Taxes                                                  -             -
                                                     -----------   ----------

Net Income (Loss)                                  $    215,583   $  (275,510)
                                                     ===========   ==========

Loss per share:

    Continuing Operations                          $       (.01)  $      (.01)

    Discontinued Operations                                 .02             -
                                                     ----------    ----------

    Net Income (loss) per share                    $        .01   $      (.01)
                                                     ==========    ==========

Weighted Average Number of Shares Outstanding        21,746,020    21,746,020
                                                     ==========    ==========


The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE SIX MONTHS ENDED
                                                               JULY 31,
                                                         2003          2004
                                                      ----------    ----------

Revenues                                           $     29,544   $    26,333
                                                    -----------    ----------

Cost of Goods Sold:
  -Product                                               43,760       110,036
  -Software Amortization                                  2,500         3,333
                                                    -----------    ----------

      Total Cost of Goods Sold                           46,260       113,369
                                                    -----------    ----------

Gross Margin on Sales                                   (16,716)      (87,036)
                                                    -----------    ----------

Selling, General and Administrative Expenses            193,359       257,554
Research and Development Expenses                        24,054        61,027
Provision for Doubtful Accounts                           1,850             -
                                                    -----------    ----------
                                                        219,263       318,581
                                                    -----------    ----------

Operating Loss                                         (235,979)     (405,617)
                                                    -----------    ----------

Other(Expense):
  Interest Expense                                      (85,774)      (95,367)
                                                    -----------    ----------
                                                        (85,774)      (95,367)
                                                    -----------    ----------

Loss From Continuing Operations, Before Income Taxes   (321,753)     (500,984)

Income (Loss) From Discontinued Operations, including
  gain on sale of discontinued assets of $449,400 in
  2003, Net of Income Taxes of $0                       332,362             -

Income Taxes                                                  -             -
                                                     ----------    ----------

Net Income (Loss)                                   $    10,609   $  (500,984)
                                                     ==========    ==========

Loss per share:

    Continuing Operations                           $      (.01)  $      (.02)

    Discontinued                                            .01             -
                                                     ----------    ----------

    Net Income (loss) per share                     $         -   $      (.02)
                                                     ==========    ==========

Weighted Average Number of Shares Outstanding        21,746,020    21,746,020
                                                     ==========    ==========


The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    FOR THE SIX MONTHS ENDED
                                                             JULY 31,
                                                        2003            2004
                                                     ----------      ----------

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
  Net Income (Loss)                                  $ (321,753)     $ (500,984)
Add: Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:
  Depreciation and Amortization                          35,765          39,751
  Amortization of Deferred Compensation                   6,047           9,688
  Provision for Bad Debts                                 1,850               -
  Disposal Loss - Equipment                                 215               -
  Changes in Assets and Liabilities:
   Accounts Receivable                                      121          11,551
   Inventory                                            (16,421)            118
   Prepaid Expenses                                       3,919          (6,646)
   Accounts Payable                                     (46,219)        (11,380)
   Accrued Expenses                                     (12,341)         46,292
   Accrued Interest Note Payable - Stockholder          (19,830)         16,566
   Accrued Interest Note Payable - Microphase          (120,746)         77,937
   Note Payable - Stockholder                           (51,730)              -
   Deferred Revenue and Deposits                        (10,336)            875
                                                      ---------       ---------

Net Cash (Used in) Continuing Operating Activities     (551,459)       (316,232)
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Equipment                           600               -
  Cash Paid to Purchase Equipment                       (27,141)         (2,780)
  Investment in Software and Licenses                    (5,000)        (23,833)
                                                      ---------       ---------

Net Cash (Used In) Investing Activities                 (31,541)        (26,613)
                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Notes Payable Microphase                195,100         346,443
  Repayment of Notes Payable - Stockholder              (42,500)              -
  Repayment of Notes Payable - Microphase              (229,864)              -
                                                      ---------       ---------

Net Cash Provided By (Used In) Financing Activities     (77,264)        346,443
                                                      ---------       ---------

Cash Flows Provided By(Used In)
  Discontinued Operations                               772,156               -
                                                      ---------       ---------

Net Increase in Cash                                    111,892           3,598

Cash at the Beginning of Period                             342             378
                                                      ---------       ---------

Cash at the End of Period                            $  112,234      $    3,976
                                                      =========       =========



The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2004
                                   (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION

         Going Concern

         As shown in the accompanying financial statements, the Company reported a net loss of $500,984 during the six months ended July 31, 2004. In addition, cash available at July 31, 2004 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2004
                                   (UNAUDITED)


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

         Segregation of Discontinued Operations for the Six-Month Period Ended July 31, 2003:

         Pursuant to the authorization of the board of directors in November 2002, management sought, and in March 2003 located a buyer for certain assets, primarily the Company's soft switch and gateway technology and related assets. For the statement of operations for the six-month period ended July 31, 2003, the revenue and expenses associated with the intellectual properties and other assets sold were accounted for as discontinued operations. Condensed information is summarized below:

                                                  Six Month Period Ending
                                                          July 31,
                                                            2003
                                                        -----------

         Total Revenues                                   $  4,995
         Cost of Goods Sold                                (20,030)
                                                           -------

         Gross Margin                                      (15,035)

         Expenses                                         (102,003)

         Gain on Sale of Intellectual Property             449,400
                                                           -------

         Income (Loss) From Discontinued Operations      $ 332,362
                                                           =======

         There were no revenue or expense items associated with discontinued operations during the six-month period ended July 31, 2004.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2004
                                   (UNAUDITED)


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

NOTE 4-RELATED PARTY INFORMATION

         The Company leased approximately 2,000 square feet for $7,500 per month through June 30, 2003, $6,000 per month through June 30, 2004 and $5,000 per month thereafter on a month to month basis from Microphase Corporation, a company which concurrently employs the Company's president and vice president. The monthly rent also includes certain administrative support services supplied by Microphase.

         The Company's president is the 100% owner of PacketPort, Inc.

         The Company owed the Company president $495,043 and $511,609 at January 31, 2004 and July 31, 2004, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of cash advances from the Company president, unpaid executive consulting fees and accrued interest. The note is subject to interest at prime plus 3%. The principal of $473,270 plus accrued interest, is payable by January 31, 2005. The Company incurred interest expense to the Company's president of $10,940 and $16,566 which are included in interest expense in the six-month periods ended July 31, 2003 and 2004, respectively.

         The Company owed Microphase Corporation $2,167,475 and $2,591,855 at January 31, 2004 and July 31, 2004, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. Effective January 31, 2004, the Company and Microphase agreed to revise payment terms of the note as follows:

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2004
                                   (UNAUDITED)


         Principal of $900,000, plus accrued interest, is payable by January 31, 2005; the balance of $1,121,711, plus accrued interest, is due by January 31, 2006. The note is subject to interest at prime plus 3%. Additional advances made by Microphase during the six-month period ended July 31, 2004 totaling $346,443 are also payable by January 31, 2005. The Company incurred interest expense to Microphase Corporation of $74,390 and $77,937 for the six-month periods ended July 31, 2003 and 2004, respectively. These amounts are included in interest expense for the two periods.

         Janifast Limited, a manufacturer in China for which the Company president and vice president are significant shareholders, owed the Company $10,315 at both January 31, 2004 and July 31, 2004. The amount, which is included in prepaid expenses and other current assets at each balance sheet date represent VoicePak Phone inventory components that the Company purchased on behalf of Janifast Limited, less amounts billed to the Company by Janifast Limited for completed VoicePak Phones.

NOTE 5-EQUITY TRANSACTIONS

         There were no transactions in which the Company issued its securities during the six months ended July 31, 2004.

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2004
                                   (UNAUDITED)



                                                     FOR THE SIX MONTHS ENDED
                                                              July 31,
                                                         2003         2004
                                                      ---------    ---------
         Net income (loss), as reported               $ 10,609     (500,984)
         Add: Stock-based employee compensation
         expense included in reported net income,
         net of related tax effects                     12,268        9,688
         Deduct: Total stock-based compensation
         expense determined under fair value
         based method for all awards, net of
         related tax effects                           (25,574)     (20,189)
                                                        ------       ------

         Proforma net loss                              (2,697)    (511,485)
                                                         =====      =======


         Loss per share
           Basic and diluted - as reported             $      -     $  (.02)
                                                        =======      ======
           Basic and diluted - proforma                $      -     $  (.02)
                                                        =======      ======

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2004
                                   (UNAUDITED)


         Customer Support and End User Licenses

         The Company has been notified by the Buyer of its technology assets that it no longer plans on supporting the technology utilized in the Company's end user licenses which the Company retained in the asset sale. The Company believes it can either negotiate terms with the buyer or alternatively find alternative sources for technological support.

         Although the Company believes it can negotiate reasonable terms with the Buyer, or alternatively contract economically viable technical support needed to realize its current business model, their is no assurance that the Company will be able to do so without having to undertake adversarial legal action with the buyer or less favorable terms than originally planned with alternative sources for technical support.

         Legal Proceedings

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

RESULTS OF CONTINUING OPERATIONS

Three months ended July 31, 2003 vs. July 31, 2004 from continuing operations:

NET LOSS

The Company reported a net loss from continuing operations of $167,448 for the three months ended July 31, 2003 as compared to a net loss from continuing operations of $275,510 for the three months ended July 31, 2004. This represents a loss per share from continuing operations of $(.01) for the three months ended July 31, 2003 compared to a loss per share from continuing operations of $(.01) for the three months ended July 31, 2004.

         This $108,062 increase in the net loss from continuing operations from the three months ended July 31, 2003 compared to the three months ended July 31, 2004 was primarily due to the following factors:

REVENUES

         Revenues from continuing operations decreased by $15,013 from $15,013 for the three months ended July 31, 2003 to $0 for the three months ended July 31, 2004. The decrease was due to no revenue in the current quarter for telephone calls, USB phones and VoicePak IAD's, service contracts or software licenses as the Company has been delayed in implementing its current revenue model. A comparison of revenue by type, for the three months ended July 31, 2003 and 2004, follows:

                                               FOR THE THREE MONTHS ENDED
                                                         July 31,
                                                    2003         2004
                                                  --------     --------
         Telephone Service Fees                   $  3,656     $      -
         Edge Devices Sales                          9,439            -
         Service Contract Revenue                    1,918            -
         Software Licence Revenue                        -            -
                                                    ------       ------

         Total Revenues                           $ 15,013     $      -
                                                    ======       ======

         Management expects revenues to be attained as the Company implements its plan to enlist new business partners who will utilize the 500,000 subscriber licenses from the License Agreement.

         We anticipate that these business partnerships will be capitalized with third party investments. At all times the Company will own and control at least 10% of the outstanding voting interests of such entities. The new companies will meet the requirements of a "seller affiliate" under the terms of the License Agreement for purposes of the "End User License Agreements."

COST OF GOODS SOLD

         Cost of goods sold from continuing operations increased by $20,882 from $27,417 to $48,299 for the three months ended July 31, 2003 and 2004, respectively. The increase in cost of goods sold was due to higher product administration overhead costs for business services.

         Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold for continuing operations incurred by the Company were for fixed production department administrative overhead expenses.

         Software amortization costs from continuing operations for the three months ended July 31, 2003 and 2004, were $1,250 and $1,666, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses from continuing operations increased by $50,367 for the three months ended July 31, 2003 and 2004 from $97,288 to $147,655, respectively. The increase in expenses is attributable to higher legal and professional services, offset by lower payroll costs from reduced headcounts.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by $15,195 from $14,723 to $29,918 for the three months ended July 31, 2003 and 2004, respectively, as the Company continues to realign its efforts in support of the new business plan.

NET LOSS PER SHARE

         For the three month periods ended July 31, 2003 and 2004, the Company reported net income per share of $.01 and a net loss of $(.01), respectively, based upon weighted average shares outstanding of 21,746,020 for both periods.

         The net income (loss) per share consisted of a loss per share from continuing operations of $(.01) and $.(01) for the three months ended July 31, 2003 and 2004, as discussed above, and net income of $.02 and a net loss of $(.0) per share for the three months ended July 31, 2003 and 2004, respectively, from discontinued operations, as discussed below.

Six months ended July 31, 2003 vs. July 31, 2004 from continuing operations:

NET LOSS

         The Company reported a net loss from continuing operations of $321,753 for the six months ended July 31, 2003 as compared to a net loss from continuing operations of $500,984 for the three months ended July 31, 2004. This represents a loss per share from continuing operations of $(.01) for the six months ended July 31, 2003 compared to a loss per share from continuing operations of $(.02) for the six months ended July 31, 2004.

         This $179,231 increase in the net loss from continuing operations from the six months ended July 31, 2003 compared to the six months ended July 31, 2004 was primarily due to the following factors:

REVENUES

         Revenues from continuing operations decreased by $3,211 from $29,544 for the six months ended July 31, 2003 to $26,333 for the six months ended July 31, 2004. The decrease was due to higher telephone call fees, offset by lower sales of USB phones and VoicePak IAD's, service contract revenues and software license revenues. A comparison of revenue by type, for the six months ended July 31, 2003 and 2004, follows:

                                                 FOR THE SIX MONTHS ENDED
                                                          July 31,
                                                    2003         2004
                                                   ------       ------
         Telephone Service Fees                  $  3,705     $ 24,413
         Edge Devices Sales                        19,473        1,920
         Service Contract Revenue                   6,337            -
         Software Licence Revenue                      29            -
                                                   ------       ------

         Total Revenues                          $ 29,544     $ 26,333
                                                   ======       ======

         Management expects increases in revenues to be attainable as the Company implements its plan to enlist new business partners who will utilize the 500,000 subscriber licenses from the License Agreement.

         We anticipate that these business partnerships will be capitalized with third party investments. At all times the Company will own and control at least 10% of the outstanding voting interests of such entities. The new companies will meet the requirements of a "seller affiliate" under the terms of the License Agreement for purposes of the "End User License Agreements."

COST OF GOODS SOLD

         Cost of goods sold from continuing operations increased by $67,109 from $46,260 to $113,369 for the six months ended July 31, 2003 and 2004, respectively. The increase in cost of goods sold was due to the related telephone call service charges associated with the increased telephone call revenue and higher product administration overhead costs for business services, offset by lower costs associated with reduced edge device sales.

         Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold for continuing operations incurred by the Company were for fixed production department administrative overhead expenses, telephone call service charges and material costs on sold VoicePak IAD and USB Phones.

         Software amortization costs from continuing operations for the six months ended July 31, 2003 and 2004, were $2,500 and $3,333, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses from continuing operations increased by $64,195 for the six months ended July 31, 2003 and 2004 from $193,359 to $257,554, respectively. The increase in expenses is attributable to higher legal and professional services, offset by lower payroll costs from reduced headcounts.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by $36,973 from $193,359 to $257,554 for the six months ended July 31, 2003 and 2004, respectively, as the Company continues to realign its efforts in support of the new business plan.

NET LOSS PER SHARE

         For the six month periods ended July 31, 2003 and 2004, the Company reported a net loss per share of $(.0) and $(.02), respectively, based upon weighted average shares outstanding of 21,746,020 for both periods.

         The net loss per share consisted of a loss per share from continuing operations of $(.01) and $(.02) for the six months ended July 31, 2003 and 2004, as discussed above, and net income of $.01 and $.0 per share for the six months ended July 31, 2003 and 2004, respectively, from discontinued operations, as discussed below.

CRITICAL ACCOUNTING POLICIES

         Segregation of Discontinued Operations for the Six-Month Period Ended July 31, 2003:

         Pursuant to the authorization of the board of directors in November 2002, management sought, and in March 2003 located a buyer for certain assets, primarily the Company's soft switch and gateway technology and related assets. For the statement of operations for the six-month period ended July 31, 2003, the revenue and expenses associated with the intellectual properties and other assets sold were accounted for as discontinued operations. Condensed information is summarized below:

                                                 Six Month Period Ending
                                                        July 31,
                                                           2003
                                                       -----------
         Total Revenues                                 $  4,995
         Cost of Goods Sold                              (20,030)
                                                         -------

         Gross Margin                                    (15,035)

         Expenses                                       (102,003)

         Gain on Sale of Intellectual Property           449,400
                                                         -------

         Income (Loss) From Discontinued Operations    $ 332,362
                                                         =======

         There were no revenue or expense items associated with discontinued operations during the six-month period ended July 31, 2004.

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

PRODUCT OVERVIEW

         PacketPort.com is implementing it's plan to provide GHTS Telephony solution and service for a wide range of telephony applications for the Internet. PacketPort.com's family of products, known as VoicePak, enhances broadband telephony service capabilities of broadband DSL, cable, and wireless, as well as circuit based T1, E1 and SS7/C7. Together, the GHTS solutions provide a variety of bundled global telephony services.

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

VOICEPAK SOFT CLIENT USB PHONE

         VoicePak Soft Client with the USB Phone uses an industry standard control protocol to communicate to an SAP. The VoicePak Soft Client with USB phone provides the greatest functionality using dial-up or Broadband Internet access. In conjunction with Soft Central Office GHTS Solution, the VoicePak Soft Client with USB Phone is a cross-platform global telephony business solution.

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

RESEARCH AND DEVELOPMENT

         The Company incurred research and development expenses from continuing operations of $24,054 and $61,027 for the six-month periods ended July 31, 2003 and 2004, respectively. The Company's research and development activities will maintain market competitiveness by designing, developing, and integrating world-class IP products and solutions into the SCO and GHTS Alliance Partner program.

         The Company's planned product solutions include an open Application Program Interface (API) which provides the flexibility needed to develop a wide range of business solutions for implementing various IP Telephony services, such as:

On-net to On-net, On-net to Off-net and Off-net to On-net. Future development will be done either in-house or out sourced to state-of-the-art technology houses to develop leading edge technology.

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

COMPETITION

         The Company's markets are extremely competitive. Competitors of the Company's various product lines include:

         For the VoicePak SATP (including S.C.O. products): VocalTec, Sonus Networks, Cisco, and other companies, such as Nortel and Lucent.

         For the VoicePak IAD device: Audiocodes, Cisco, and Motorola have introduced competing hardware/software devices.

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

EMPLOYEES

         As of July 31, 2004, the Company has two executive officers, one sales and marketing personnel, one product administration personnel, and one product development personnel, for a total of five employees.

         Moving forward, the Company anticipates hiring additional technical support and sales and marketing personnel commensurate with revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2003 the Company had a working capital deficit of $2,224,981 as compared to a working capital deficit of $2,703,139 at July 31, 2004. At July 31, 2004 the Company had cash of $3,976. The Company incurred a net operating loss of $500,984 for the six months ended July 31, 2004. The
Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

                    (1) satisfy its current obligations,
                    (2) continue its development of products and solutions,  and
                    (3) successfully  implement  its  plans to  market  business solutions through its business affiliates.

         During the six months ended July 31, 2004 the Company received an additional $346,443 in cash advances from Microphase Corporation.

         Cash used in continuing operating activities of $316,232 for the six months ended July 31, 2004 primarily consisted of the net loss and decreases in accounts payable and increases in prepaid expenses, offset by non-cash charges for depreciation and deferred compensation, decreases in accounts receivable and increases in accrued expenses and accrued interest on notes payable to Microphase and to stockholder. This compares to cash used in continuing operations for the period ended July 31, 2003 of $551,459, which consisted of the net loss and decreases in accounts payable and accrued expenses, accrued interest on notes payable to Microphase and to stockholder, deferred revenue, note payable - stockholder and increases to inventory, offset by non-cash charges for depreciation and amortization, and deferred compensation, and decreases in prepaid expenses.

         Cash provided by discontinued operations totaled $0 in the current six month period compared to $772,156 of cash provided by discontinued operations for the same six months last year.

         We do expect that, in connection with the anticipated implementation of our revised plan to distribute and exploit the growth of the Company's products, we will be able to generate revenue and attract investors through public or private offerings of our common stock or otherwise obtain financing. However, there can be no assurance that the Company's efforts to attain profitability will be successful, that the Company will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the company to realize its plans.

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

         Our success depends upon effective planning and growth management. Excluding part-time employees, at July 31, 2004 we had a total of five employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

         NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS 31, 32: OFFICER CERTIFICATIONS Pgs. 28-31

REPORTS ON FORM 8-K: None.

                              PACKETPORT.COM, INC.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 14th day of September, 2004.


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

NAME                                   TITLE                  DATE


/s/ RONALD A. DURANDO
---------------------
Ronald A. Durando              Chairman, Chief Executive     September 14, 2004
                               Officer, President


/s/ GUSTAVE T. DOTOLI
---------------------
Gustave T. Dotoli              Director, Chief Operating     September 14, 2004
                               Officer, Chief Financial
                               Officer

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

          c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation and

          d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially effected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Dated: September 14, 2004         /s/ RONALD A. DURANDO
                                  ---------------------
                                  Ronald A. Durando
                                  Chairman, Chief Officer, and President

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


Dated: September 14, 2004       /s/ GUSTAVE T. DOTOLI
                                ---------------------
                                Gustave T. Dotoli
                                Chief Operating Officer,
                                Chief Financial Officer

Exhibit 32.1
                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Ronald A. Durando, Chairman, Chief Officer and President ("principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended July 31, 2004 of the Registrant (the "Report"):

         (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated September 14, 2004        /s/ RONALD A. DURANDO
                                ----------------------
                                Ronald A. Durando
                                Chairman, Chief Officer, and President

Exhibit 32.2
                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Gustave T. Dotoli, Chief Operating Officer and Chief Financial Officer ("principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended July 31, 2004 of the Registrant (the "Report"):

         (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated September 14, 2004        /s/ GUSTAVE T. DOTOLI
                                ----------------------
                                Gustave T. Dotoli
                                Chief Operating Officer,
                                Chief Financial Officer