Form 10QSB
period 2004-10-31
PACKETPORT COM
filed 2004-12-21
CIK 833203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

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

         Number of shares outstanding of the issuer's Common Stock as of December 13, 2004 was 21,746,020.
                      ----------
         Traditional Small Business Disclosure Format (check one):

                           Yes / /  No /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2004

                                                                            PAGE
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements:

         Balance Sheets-January 31, 2004 and October 31, 2004 (Unaudited)     3

         (Unaudited) Statements of Operations-Three Months ended
           October 31, 2003 and 2004                                          4

         (Unaudited) Statements of Operations-Nine Months ended
           October 31, 2003 and 2004                                          5

         (Unaudited) Statements of Cash Flows-Nine Months ended
           October 31, 2003 and 2004                                          6

         (Unaudited) Notes to Financial Statements                         7-11

         Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            12-26

         Item 3. Controls and Procedures                                     27

PART II. OTHER INFORMATION                                                   27

         Item 1. Legal Proceedings                                           27

         Item 2. Changes in Securities                                       27

         Item 3. Defaults Upon Senior Securities                             27

         Item 4.  Submission of Matters to a Vote of Security Holders        27

         Item 6. Exhibits and Reports on Form 8-K                            27

         Signatures                                                          28

                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                    JANUARY 31,    OCTOBER 31,
                                                        2004           2004
                                                   ------------    ------------
                                                                   (Unaudited)
       ASSETS

Cash                                               $        378    $        658
Accounts Receivable                                      11,551            --
Inventory                                                16,589          16,622
Prepaid Expenses and Other Current Assets                24,507          23,570
                                                   ------------    ------------

      Total Current Assets                               53,025          40,850
                                                   ------------    ------------

Machinery & equipment:
  Machinery & Equipment, at cost                        364,248         367,028
  Less: Accumulated Depreciation                       (253,926)       (305,155)
                                                   ------------    ------------

      Machinery & Equipment, net                        110,322          61,873
                                                   ------------    ------------

Other Assets:
  Software and Licenses                                  24,800          48,633
  Less: Accumulated Amortization                         (5,600)        (12,820)
                                                   ------------    ------------

      Total Other Assets                                 19,200          35,813
                                                   ------------    ------------

      Total Assets                                 $    182,547    $    138,536
                                                   ============    ============

      LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                 $    277,167    $    282,493
  Taxes Payable                                           1,000           1,000
  Accrued Expenses                                      459,032         504,236
  Notes Payable-Stockholder                             495,043         520,680
  Current Portion Note Payable -                      1,045,764       1,573,726
   Microphase Corporation                          ------------    ------------

      Total Current Liabilities                       2,278,006       2,882,135

Note Payable - Microphase,
        net of current portion                        1,121,711       1,121,711
                                                   ------------    ------------

      Total Liabilities                               3,399,717       4,003,846
                                                   ------------    ------------

Stockholders' equity (deficit):
  Common Stock, $.003 Par Value, 149,000,000
    shares authorized, 21,746,020 shares issued
     and outstanding                                     65,238          65,238
  Capital in Excess of Par Value                     22,204,580      22,204,580
  Deferred Compensation                                 (17,813)         (6,250)
  Accumulated Deficit                               (25,469,175)    (26,128,878)
                                                   ------------    ------------

      Total Stockholders' Equity (Deficit)           (3,217,170)     (3,865,310)
                                                   ------------    ------------
      Total Liabilities and Stockholders'
        Equity (Deficit)                           $    182,547    $    138,536
                                                   ============    ============

See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                            OCTOBER 31,
                                                         2003           2004
                                                    ------------   ------------

Revenues                                            $     17,780   $       --
                                                    ------------   ------------

Cost of Goods Sold:
 -Product                                                 46,129         26,413
 -Software Amortization                                    1,250          1,667
                                                    ------------   ------------

   Total Cost of Goods Sold                               47,379         28,080
                                                    ------------   ------------

Gross Margin on Sales                                    (29,599)       (28,080)
                                                    ------------   ------------

Selling, General and Administrative Expenses             136,549         47,255
Research and Development Expenses                         37,596         28,120
Provision for Doubtful Accounts                             --             --
                                                    ------------   ------------
                                                         174,145         75,375
                                                    ------------   ------------

Operating Loss                                          (203,744)      (103,455)
                                                    ------------   ------------

Other(Expense):
 Interest Expense                                        (40,162)       (55,264)
                                                    ------------   ------------
                                                         (40,162)       (55,264)
                                                    ------------   ------------

Loss From Continuing Operations, Before Income Taxes    (243,906)      (158,719)
 Income (Loss) From Discontinued Operations               (1,740)          --
 Income Taxes                                               --             --
                                                    ------------   ------------

Net Income (Loss)                                   $   (245,646)  $   (158,719)
                                                    ============   ============

Loss per share:
  Continuing Operations                             $      ( .01)  $       (.01)
  Discontinued Operations                           $       --     $       --
                                                    ------------   ------------

  Net loss per share                                $       (.01)  $       (.01)
                                                    ============   ============

Weighted Average Number of Shares Outstanding         21,746,020     21,746,020
                                                    ============   ============



See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE NINE MONTHS ENDED
                                                            OCTOBER 31,
                                                       2003            2004
                                                   ------------    ------------

Revenues                                           $     47,324    $     26,333
                                                   ------------    ------------
Cost of Goods Sold:
 -Product                                                89,889         136,449
 -Software Amortization                                   3,750           5,000
                                                   ------------    ------------

   Total Cost of Goods Sold                              93,639         141,449
                                                   ------------    ------------

Gross Margin on Sales                                   (46,315)       (115,116)
                                                   ------------    ------------

Selling, General and Administrative Expenses            329,908         304,809
Research and Development Expenses                        61,650          89,147
Provision for Doubtful Accounts                           1,850            --
                                                   ------------    ------------
                                                        393,408         393,956
                                                   ------------    ------------

Operating Loss                                         (439,723)       (509,072)
                                                   ------------    ------------

Other(Expense):
 Interest Expense                                      (125,936)       (150,631)
                                                   ------------    ------------
                                                       (125,936)       (150,631)
                                                   ------------    ------------

Loss From Continuing Operations, Before Income Taxes   (565,659)       (659,703)
Income (Loss) From Discontinued Operations,
 including gain on sale of discontinued assets
 of $449,400 in 2003, net of income taxes of $0         330,622            --
Income Taxes                                               --              --
                                                   ------------    ------------

Net Income (Loss)                                  $   (235,037)   $   (659,703)
                                                   ============    ============

Loss per share:
  Continuing Operations                            $       (.03)   $       (.03)
  Discontinued Operations                          $        .02            --
                                                   ------------    ------------

  Net loss per share                               $       (.01)   $       (.03)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        21,746,020      21,746,020
                                                   ============    ============


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       FOR THE NINE MONTHS ENDED
                                                               OCTOBER 31,
                                                            2003         2004
                                                         ---------    ---------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
 Net Income (Loss)                                       $(565,659)   $(659,703)
Add: Adjustments to Reconcile Net Loss
 to Net Cash Used in Operating Activities:
 Depreciation and Amortization                              55,209       58,449
 Stock and Warrants issued for services                       --           --
 Amortization of deferred compensation                       8,860       11,563
 Provision for Bad Debts                                     1,850         --
 Disposal Loss - Equipment                                     215         --
 Changes in Assets and Liabilities:
  Accounts Receivable                                       (2,381)      11,551
  Inventory                                                (17,041)         (33)
  Prepaid Expenses                                           1,829          937
  Accounts Payable                                         (51,544)       5,326
  Accrued Expenses                                          35,279       44,329
  Accrued Interest Note Payable - Stockholder              (15,339)      25,637
  Accrued Interest Note Payable - Microphase               (85,340)     123,382
  Note Payable - Stockholder                               (51,730)        --
  Deferred Revenue and Deposits                            (10,976)         875
                                                         ---------    ---------

Net Cash (Used in) Continuing Operating Activities        (696,768)    (377,687)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from Sale of Equipment                               600         --
 Cash Paid to Purchase Equipment                           (29,105)      (2,780)
 Investment in Software and Licenses                        (9,800)     (23,833)
                                                         ---------    ---------

Net Cash (Used In) Investing Activities                    (38,305)     (26,613)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Notes Payable - Stockholder                  50,000         --
 Proceeds from Notes Payable - Microphase                  216,401      404,580
 Repayment of Notes Payable - Stockholder                  (42,500)        --
 Repayment of Notes Payable - Microphase                  (229,864)        --
                                                         ---------    ---------

Net Cash Provided By (Used In) Financing Activities         (5,963)     404,580
                                                         ---------    ---------

Cash Flows Provided By Discontinued Operations             762,156         --
                                                         ---------    ---------

Net Increase in Cash                                        21,120          280

Cash at the Beginning of Period                                342          378
                                                         ---------    ---------

Cash at the End of Period                                $  21,462    $     658
                                                         =========    =========


See Notes to Financial Statements

PACKETPORT.COM, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004
(UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

Going Concern

    As shown in the accompanying financial statements, the Company reported a net loss of $659,703 during the nine months ended October 31, 2004. In addition, cash available at October 31, 2004 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

PACKETPORT.COM, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004
(UNAUDITED)

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

Segregation of Discontinued Operations for the Nine-Month Period Ended October 31, 2003:

         Pursuant to the authorization of the board of directors in November 2002, management sought, and in March 2003 located a buyer for certain assets, primarily the Company's soft switch and gateway technology and related assets. For the statement of operations for the nine-month period ended October 31, 2003, the revenue and expenses associated with the intellectual properties and other assets sold were accounted for as discontinued operations. Condensed information is summarized below:

                                                Nine Month Period Ending
                                                       October 31,
                                                           2003

               Total Revenues                          $   4,995
               Cost of Goods Sold                        (20,030)
                                                       ---------

               Gross Margin                              (15,035)

               Expenses                                 (102,000)

               Gain on Sale of Intellectual Property     447,660
                                                       ---------

               Income From Discontinued Operations     $ 330,622
                                                       =========

         There were no revenue or expense items associated with discontinued operations during the nine-month period ended October 31, 2004.

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

PACKETPORT.COM, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004
(UNAUDITED)


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

         The Company's president is the 100% owner of PacketPort, Inc. The Company owed the Company president $495,043 and $520,680 at January 31, 2004 and October 31, 2004, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of cash advances from the Company president, unpaid executive consulting fees and accrued interest. The note is subject to interest at prime plus 3%. The principal of $473,270 plus accrued interest, is payable by January 31, 2005. The Company incurred interest expense to the Company's president of $15,431 and $25,637 which are included in interest expense in the nine-month periods ended October 31, 2003 and 2004, respectively.

         The Company owed Microphase Corporation $2,167,475 and $2,695,437 at January 31, 2004 and October 31, 2004, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. Effective January 31, 2004, the Company and Microphase agreed to revise payment terms of the note as follows: Principal of $900,000, plus accrued interest, is payable by January 31, 2005; the balance of $1,121,711, plus accrued interest, is due by January 31, 2006. The note is subject to interest at prime plus 3%. Additional advances made by Microphase during the nine-month period ended October 31, 2004 totaling $404,580 are also payable by January 31, 2005. The Company incurred interest expense to Microphase Corporation of $109,797 and $123,382 for the nine-month periods ended October 31, 2003 and 2004, respectively. These amounts are included in interest expense for the two periods.

         Janifast Limited, a manufacturer in China for which the Company president and vice president are significant shareholders, owed the Company $10,315 at both January 31, 2004 and October 31, 2004. The amount, which is included in prepaid expenses and other current assets at each balance sheet date represent VoicePak Phone inventory components that the Company purchased on

PACKETPORT.COM, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004
(UNAUDITED)

behalf of Janifast Limited, less amounts billed to the Company by Janifast Limited for completed VoicePak Phones.

NOTE 5-EQUITY TRANSACTIONS

         There were no transactions in which the Company issued its securities during the nine months ended October 31, 2004.

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


                            FOR THE NINE MONTHS ENDED

                                                       October 31,
                                                    2003         2004
                                                 ---------    ---------
    Net(loss), as reported                      $(235,037)   $(659,703)

    Add: Stock-based employee compensation
    expense included in reported net income,
    net of related tax effects                     67,975       11,563

    Deduct: Total stock-based compensation
    expense determined under fair value
    based method for all awards, net of
    related tax effects                          (233,305)     (24,128)
                                                   ------       ------

    Proforma net loss                           $(400,387)   $(672,268)
                                                  =======      =======

    Loss per share
      Basic and diluted - as reported             $ (.01)      $  (.02)
                                                   =======      ======
      Basic and diluted - proforma                $ (.02)      $  (.02)
                                                   =======      ======

PACKETPORT.COM, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2004
(UNAUDITED)

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

         Customer Support and End User Licenses

         The Company has been notified by the Buyer of its technology assets that it no longer plans on supporting the technology utilized in the Company's end user licenses which the Company retained in the asset sale. The Company believes it can either negotiate terms with the buyer or find alternative sources for technological support.

         Although the Company believes it can negotiate reasonable terms with the Buyer, or alternatively contract economically viable technical support needed to realize its current business model, there is no assurance that the Company will be able to do so without having to undertake adversarial legal action with the buyer or less favorable terms than originally planned with alternative sources for technical support.

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

RESULTS OF CONTINUING OPERATIONS

Three months ended October 31, 2003 vs. October 31, 2004 from continuing operations:

NET LOSS

         The Company reported a net loss from continuing operations of $243,906 for the three months ended October 31, 2003 as compared to a net loss from continuing operations of $158,719 for the three months ended October 31, 2004. This represents a loss per share from continuing operations of $(.01) for the three months ended October 31, 2003 compared to a loss per share from continuing operations of $(.01) for the three months ended October 31, 2004.

         This $85,187 decrease in the net loss from continuing operations from the three months ended October 31, 2003 compared to the three months ended October 31, 2004 was primarily due to the following factors:

REVENUES

         Revenues from continuing operations decreased by $17,780 from $17,780 for the three months ended October 31, 2003 to $0 for the three months ended October 31, 2004. The decrease was due to no revenue in the current quarter for telephone calls, USB phones and VoicePak IAD's, service contracts or software licenses as the Company has been delayed in implementing its current revenue model. A comparison of revenue by type, for the three months ended October 31, 2003 and 2004, follows:

                                             FOR THE THREE MONTHS ENDED
                                                     October 31,
                                                    2003     2004

                  Telephone Service Fees          $15,841   $    -
                  Edge Devices Sales                1,300        -
                  Service Contract Revenue            639        -
                                                  -------   ------

                  Total Revenues                  $17,780   $    -
                                                  =======   ======

         The Company has been notified by the Buyer of its technology assets that it no longer plans on supporting the technology utilized in the Company's end user licenses which the Company retained in the asset sale. The Company believes it can either negotiate terms with the buyer or find alternative sources for technological support.

         Management expects revenues to be attained as the Company implements its plan to enlist new business partners who will utilize the 500,000 subscriber licenses from the License Agreement.

         Although the Company believes it can negotiate reasonable terms with the Buyer, or alternatively contract economically viable technical support needed to realize its current business model, there is no assurance that the Company will be able to do so without having to undertake adversarial legal action with the buyer or less favorable terms than originally planned with alternative sources for technical support.

         We anticipate that these business partnerships will be capitalized with third party investments. At all times the Company will own and control at least 10% of the outstanding voting interests of such entities. The new companies will meet the requirements of a "seller affiliate" under the terms of the License Agreement for purposes of the "End User License Agreements."

COST OF GOODS SOLD

         Cost of goods sold from continuing operations decreased by $19,299 from $47,379 to $28,080 for the three months ended October 31, 2003 and 2004, respectively. The decrease in cost of goods sold was due to lower product administration overhead costs for business services, as a result of manpower reductions.

         Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold for continuing operations incurred by the Company were for fixed production department administrative overhead expenses.

         Software amortization costs from continuing operations for the three months ended October 31, 2003 and 2004, were $1,250 and $1,667, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses from continuing operations decreased by $89,294 for the three months ended October 31, 2003 and 2004 from $136,549 to $47,255, respectively. The decrease in expenses is attributable to lower legal and professional services and lower payroll costs from reduced headcounts.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses decreased by $9,476 from $37,596 to $28,120 for the three months ended October 31, 2003 and 2004, respectively, due to reduced professional fees.

NET LOSS PER SHARE

         For the three month periods ended October 31, 2003 and 2004, the Company reported net loss per share of $(.01) for both periods, based upon weighted average shares outstanding of 21,746,020 for both periods.

Nine months ended October 31, 2003 vs. October 31, 2004 from continuing operations:

NET LOSS

         The Company reported a net loss from continuing operations of $565,659 for the nine months ended October 31, 2003 as compared to a net loss from continuing operations of $659,703 for the nine months ended October 31, 2004. This represents a loss per share from continuing operations of $(.03) for the nine months ended October 31, 2003 compared to a loss per share from continuing operations of $(.03) for the nine months ended October 31, 2004.

         This $94,044 increase in the net loss from continuing operations from the nine months ended October 31, 2003 compared to the nine months ended October 31, 2004 was primarily due to the following factors:

REVENUES

         Revenues from continuing operations decreased by $20,991 from $47,324 for the nine months ended October 31, 2003 to $26,333 for the nine months ended October 31, 2004. The decrease was due to higher telephone call fees, offset by lower sales of USB phones and VoicePak IAD's, service contract revenues and software license revenues. A comparison of revenue by type, for the nine months ended October 31, 2003 and 2004, follows:

                                                FOR THE NINE MONTHS ENDED
                                                      October 31,
                                                    2003        2004

                  Telephone Service Fees          $19,546     $24,413
                  Edge Devices Sales               20,773       1,920
                  Service Contract Revenue          6,976        --
                  Software Licence Revenue             29        --
                                                  -------     -------

                  Total Revenues                  $47,324     $26,333
                                                  =======     =======

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

COST OF GOODS SOLD

         Cost of goods sold from continuing operations increased by $47,810 from $93,639 to $141,449 for the nine months ended October 31, 2003 and 2004, respectively. The increase in cost of goods sold was due to the related telephone call service charges associated with the increased telephone call revenue and higher product administration overhead costs for business services, offset by lower costs associated with reduced edge device sales.

         Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold for continuing operations incurred by the Company were for fixed production department administrative overhead expenses, telephone call service charges and material costs on sold VoicePak IAD and USB Phones.

         Software amortization costs from continuing operations for the nine months ended October 31, 2003 and 2004, were $3,750 and $5,000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses from continuing operations decreased by $25,099 for the nine months ended October 31, 2003 and 2004 from $329,908 to $304,809, respectively. The decrease in expenses is attributable to lower payroll costs from reduced headcounts, offset by higher legal and professional services.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by $27,497 from $61,650 to $89,147 for the nine months ended October 31, 2003 and 2004, respectively, as the Company continues to realign its efforts in support of the new business plan.

NET LOSS PER SHARE

         For the nine month periods ended October 31, 2003 and 2004, the Company reported a net loss per share of $(.01) and $(.03), respectively, based upon weighted average shares outstanding of 21,746,020 for both periods.

         The net loss per share consisted of a loss per share from continuing operations of $(.03) and $(.03) for the nine months ended October 31, 2003 and 2004, as discussed above, and net income of $.02 and $0 per share for the nine months ended October 31, 2003 and 2004, respectively, from discontinued operations, as discussed below.

CRITICAL ACCOUNTING POLICIES

         Segregation of Discontinued Operations for the Nine-Month Period Ended October 31, 2003:

         Pursuant to the authorization of the board of directors in November 2002, management sought, and in March 2003 located a buyer for certain assets, primarily the Company's soft switch and gateway technology and related assets. For the statement of operations for the nine-month period ended October 31, 2003, the revenue and expenses associated with the intellectual properties and other assets sold were accounted for as discontinued operations. Condensed information is summarized below:

                                               FOR THE NINE MONTHS ENDED
                                                   October 31, 2003

               Total Revenues                          $   4,995
               Cost of Goods Sold                        (20,030)
                                                       ---------

               Gross Margin                              (15,035)

               Expenses                                 (102,003)

               Gain on Sale of Intellectual Property     447,660
                                                       ---------

               Income  From Discontinued Operations    $ 330,622
                                                       =========

         There were no revenue or expense items associated with discontinued operations during the nine-month period ended October 31, 2004.

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

PRODUCT OVERVIEW

         PacketPort.com is implementing its plan to provide GHTS Telephony solutions and service for a wide range of telephony applications for the Internet. PacketPort.com's family of products, known as VoicePak, enhances broadband telephony service capabilities of broadband DSL, cable, and wireless, as well as circuit based T1, E1 and SS7/C7. Together, the GHTS solutions provide a variety of bundled global telephony services.

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

RESEARCH AND DEVELOPMENT

         The Company incurred research and development expenses from continuing operations of $61,650 and $89,147 for the nine-month periods ended October 31, 2003 and 2004, respectively. The Company's research and development activities will maintain market competitiveness by designing, developing, and integrating world-class IP products and solutions into the SCO and GHTS Alliance Partner program.

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

PORTELIS NETWORKS

Portelis Networks (Portelis) granted, pursuant to the license agreement dated as of May 16, 2003 (the License Agreement), 500,000 customer licenses to the Company to be used in its business partner programs. On November 18, 2004, Transcom International Ltd. acquired the assets and business of Portelis. In connection with this transaction, Portelis assigned - and Transcom assumed - the License Agreement.

         The Company has been notified by the Buyer of its technology assets that it no longer plans on supporting the technology utilized in the Company's end user licenses which the Company retained in the asset sale. The Company believes it can either negotiate terms with the buyer or find alternative sources for technological support. Although the Company believes it can negotiate reasonable terms with the Buyer, or alternatively contract economically viable technical support needed to realize its current business model, there is no assurance that the Company will be able to do so without having to undertake adversarial legal action with the buyer or less favorable terms than originally planned with alternative sources for technical support.

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

EMPLOYEES

         As of October 31, 2004, the Company has two executive officers and one product development personnel, for a total of three employees.

         Moving forward, the Company anticipates hiring additional technical support and sales and marketing personnel commensurate with revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 2003 the Company had a working capital deficit of $2,224,981 as compared to a working capital deficit of $2,841,285 at October 31, 2004. At October 31, 2004 the Company had cash of $658. The Company incurred a net operating loss of $659,703 for the nine months ended October 31, 2004. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

        (1)  satisfy its current obligations,
        (2)  continue its development of products and solutions, and
        (3) successfully implement its plans to market business solutions through its business affiliates.

         During the nine months ended October 31, 2004 the Company received an additional $404,580 in cash advances from Microphase Corporation.

         Cash used in continuing operating activities of $377,687 for the nine months ended October 31, 2004 primarily consisted of the net loss, offset by increases in accounts payable and decreases in prepaid expenses, non-cash charges for depreciation and deferred compensation, decreases in accounts receivable and increases in accrued expenses and accrued interest on notes payable to Microphase and to stockholder. This compares to cash used in continuing operations for the period ended October 31, 2003 of $696,768, which consisted of the net loss and decreases in accounts payable, accrued interest on notes payable to Microphase and to stockholder, deferred revenue, note payable - stockholder and increases to inventory, offset by non-cash charges for depreciation and amortization, and deferred compensation, decreases in prepaid expenses and increases in accrued expenses.

         Cash provided by discontinued operations totaled $0 in the current nine month period compared to $762,156 of cash provided by discontinued operations for the same nine months last year.

         We do expect that, in connection with the anticipated implementation of our revised plan to distribute and exploit the growth of the Company's products and services, we will be able to generate revenue and attract investors through public or private offerings of our common stock or otherwise obtain financing. However, there can be no assurance that the Company's efforts to attain profitability will be successful, that the Company will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the company to realize its plans.

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

         Our success depends upon effective planning and growth management. Excluding part-time employees, at October 31, 2004 we had a total of three employees. We intend to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS 31, 32: OFFICER CERTIFICATIONS Pgs. 28-34

REPORTS ON FORM 8-K: None.

                              PACKETPORT.COM, INC.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 20th day of December, 2004.


                                    PACKETPORT.COM, INC.

                                    By: /s/ RONALD A. DURANDO
                                    -------------------------
                                    Ronald A. Durando
                                    CHAIRMAN, CHIEF EXECUTIVE OFFICER,
                                     PRESIDENT


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME                             TITLE                     DATE


/s/ RONALD A. DURANDO
---------------------
Ronald A. Durando              Chairman, Chief Executive   December 20, 2004
                                 Officer, President


/s/ GUSTAVE T. DOTOLI
---------------------
Gustave T. Dotoli              Director, Chief Operating   December 20, 2004
                                Officer, Chief Financial
                                Officer

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


Dated: December 20, 2004        /s/ RONALD A. DURANDO
                                ---------------------
                                    Ronald A. Durando
                                    Chairman, Chief Officer, and President

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

December 20, 2004               /s/ GUSTAVE T. DOTOLI
                                ---------------------
                                Gustave T. Dotoli
                                Chief Operating Officer,
                                Chief Financial Officer

EXHIBIT 32.1

                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Ronald A. Durando, Chairman, Chief Executive Officer, and President "principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended October 31, 2004 of the Registrant (the "Report"):

        (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: December 20, 2004   /s/ RONALD A. DURANDO
                           ---------------------
                           Ronald A. Durando
                           Chairman, Chief
                           Officer, and President

EXHIBIT 32.2

                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Gustave T. Dotoli, Chief Operating Officer and Chief Financial Officer ("principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended October 31, 2004 of the Registrant (the "Report"):

        (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

December 20, 2004    /s/ GUSTAVE T. DOTOLI
                     ---------------------
                     Gustave T. Dotoli
                     Chief Operating Officer,
                     Chief Financial Officer