Form 10KSB
period 2005-01-31
PACKETPORT COM
filed 2005-05-03
CIK 833203

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2005


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

                                 Yes /X/ No / /

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         State issuer's revenues for its most recent fiscal year. $26,532.

         As of April 21, 2005 the aggregate market value of the voting stock held by non-affiliates was approximately $661,840

         Number of shares outstanding of the issuer's common stock, as of April 21, 2005 was 21,746,020.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BUSINESS

Continuing Operations

         During both the last two fiscal years the Company has had insignificant revenue from continuing operations. During the recent fiscal year ended January 31, 2005, the Company reported a net loss of $786,300 and the Company's Independent Registered Public Accountant's report on the Company's Financial Statement expressed doubt whether the Company has the ability to continue as a going concern. The Company may need to incur legal fees or additional technological costs, or both, in order to utilize its current licenses. Additionally, management is considering alternative plans to capitalize on its licenses including a capital transaction with a co-venturer. There can be no assurance the Company can realign its present level of operations to attain economic viability. Furthermore, the Company's operations for the last two fiscal years have been subsidized with loans from a related party which has no obligation to continue such financing. (See also Risk Factors).

         Presently, the Company offers the PacketPort.com, Inc. Global Hosted Telephony Solution (GHTS), which is an Internet centric business partnership program, depending exclusively for access on either dial up or broadband connectivity for the delivery of IP based phone services. The GHTS strategy takes advantage of the convergence of several worldwide trends in technology, international communications policy, and international regulation, as well as the fundamental dynamics of global economics of telecommunications.

         The Global Hosted Telephony Solutions Alliance Program (GHTSAP) is a multi-tiered Partnership program designed to drive innovation and awareness in the broadband telephony services market using the VoicePak brand of products. This is accomplished by creating a business alliance with existing licensed telephony providers with a subscriber and/or customer base. The GHTS Alliance Program creates integrated and interoperable voice solutions, which enable high-value and high-margin services to be delivered to existing subscribers through the VoicePak brand of products and an IP based soft switch. To date there has been limited participation in this program.

         PacketPort's partnerships with their Alliance Partners offer many strategic high-value and high-margin broadband telephony services. By leveraging the Company's VoicePak products, expertise, and solution, the Alliance Partners have a competitive and economic advantage in offering global telephony services to their subscribers with a host of broadband telephony solutions to meet their specific and unique national and international telephony needs. To date there has been limited participation in this program.

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

Current Status

         With the sale of the intellectual property on May 16, 2003, the Company has retained 500,000 end point licenses for its use. The Company will no longer be engaged in the development of intellectual property that pertains to the IP Telephony core software. The employees associated with the development and marketing of the intellectual property have been transferred to the acquiring company.

         Moving forward, the Company seeks to provide commercialized GHTS solutions using the retained platform licenses for the VoicePak Soft Central Office (S.C.O.), Media Gateway Control Protocol (MGCP), Service Access Point
(SAP), Service Access Transfer Point (SATP) and other technologies. Furthermore, the Company will continue to provide the VoicePak Integrated Access Devices
(IAD) and Universal Serial Bus USB) Phones as strategic commercialized GHTS solutions.

THE MARKET FOR IP TELEPHONY

         Deregulation and the Internet have revolutionized the 100-year old public telephone network worldwide. Up and coming next generation service providers are beginning to drive global territorial stakes in the telecom terrain. The dramatic rise in Internet use and accompanying growth in data traffic have led service providers to make major investments in high-capacity, packet-based networks to meet consumer demand. On the other hand telecom carriers have dominated the market with services such as IP Centrex for years, but are limited to the geographical area of the Central Office (CO). Internet Protocol (IP) voice technology removes this limitation and is inherently suited to hosted voice services because of its distributed nature. While wide-ranging accessibility of many IP voice services have been limited to date, Allied Business Intelligence, Inc. (ABI) reported that the combined worldwide revenues for hosted VoIP services, including IP-PBX, video- conferencing, contact center and unified communications are expected to grow to $47 billion by 2009.

TECHNOLOGY OVERVIEW

         PacketPort.com provides IP Telephony solutions and services for a wide range of telephony applications for the Internet. PacketPort.com has a complete line of Voice-Over-Broadband products. These products extend the capabilities of DSL, cable, wireless, T1 and E1, enabling a variety of bundled services, including multiple lines of Voice-over IP.

         The Company's customer premise devices consist of a stand-alone network or IP connected VoicePak IAD and/or the handset-only VoicePak USB Phones which is used to initiate calls on the Internet from the convenience of a personal computer. These devices are licensed with the software to provide a host of IP Telephony services and solutions.

         The VoicePak platforms use Sun Microsystems, Inc.'s SPARCS Solaris operating systems through a WEB Browser interface that manages the Operational, Administration, Maintenance and Provisioning (OAM&P).

         PacketPort.com, Inc. currently has the following licensed product suites: VoicePak Gateway, VoicePak Database, VoicePak Call Server, VoicePak Integrated Access Device (IAD), and the VoicePak USB Phone.

VOICEPAK GATEWAY

         PacketPort.com's VoicePak Gateway is a flexible IP switching gateway that provides the transition from the IP network to the PSTN.

VOICEPAK S.C.O., SOFT CENTRAL OFFICE

         PacketPort.com's Soft Central Office, VoicePak S.C.O., represents a robust implementation of Class V and Class IV featured Central Office utilizing a WEB Browser intelligent Command Console providing OAM&P. The S.C.O. provides Routing rules that can be utilized for commercial applications. Additionally, the S.C.O. provides Real-Time Billing for applications. The VoicePak S.C.O. product delivers a complete engineered end-to-end IP solution.

VOICEPAK CALL SERVER

         The VoicePak Call Server is an intelligent server providing control of edge devices such as the VoicePak IAD and USB Phone. The Call Server and associated S.C.O. Database provides the control and intelligence to the IAD and USP Phones.

VOICEPAK: INTEGRATED ACCESS DEVICE

         PacketPort.com's IAD, VoicePak, uses commercially available harware utilizing standard based protocols and is designed to work with the VoicePak Soft Central Office. The VoicePak IAD resides at a subscriber's premises, providing standard local telephone service via telephone ports connected to the subscriber's internal local area network (LAN).

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

         VoicePak's architecture is focused on creating solutions with high reliability of communication services. To achieve this reliability, VoicePak is based on proven system platforms, signaling and operating systems. These platforms include UNIX (Solaris) Operating Systems and Sun Microsystems Servers. All of these system components are found in many networks and have proven their performance with a high level of reliability.

         It is PacketPort.com, Inc.'s objective to generate new revenue through its licensed business partner program.

RESEARCH AND DEVELOPMENT

         The Company incurred research and development expenses in continuing operations of $94,337 and $107,674 for the years ended January 31, 2004 and 2005, respectively. The Company's research and development activities seek to maintain market competitiveness and inter-operability by designing and developing world class products.

         The Company's product solutions include an open API - jointly developed with our partner, Italphone - which provides the flexibility needed to develop a wide range of business solutions for implementing various IP Telephony services, such as: On-net to On-net, On-net to Off-net and Off-net to On-net.

         Future R&D will be done either in-house or out sourced to outside technology houses to develop other leading edge technology.

TECHNOLOGY RELATIONSHIPS and OEM'S with INTER-OPERABILITY with OUR PRODUCTS

         The Company's technology and quality product designs have led to several technology relationships and inter-operability over the last few years. The more significant relationships are outlined below.

PORTELIS NETWORKS

         Portelis Networks granted, pursuant to the license agreement dated as of May 16, 2003 (the PKPT License Agreement), 500,000 licenses to be used in its business partner programs. The Company was notified that effective November 18, 2004 Transcom International Ltd. acquired the assets and business of Portelis Networks including assumption of the PKPT license agreement.

NMS COMMUNICATIONS

         The current product incorporates the technology from NMS
Communications, based in Framingham, Massachusetts. NMS designs, develops and supplies network-quality hardware and software components and provides design and customization services.

NEWCHIP SRL

         NewChip SrL, based in Milan, Italy, developer of the New Voice DSP040 Handset, has entered into a Purchase and Manufacture Agreement granting PacketPort.com worldwide exclusive rights to manufacture and distribute their USB NewVoice DSP041 Handset under the VoicePak Phone name.

EYEP MEDIA SA

         EyeP Media, based in Yverdon-les-bains, Switzerland, develops, in partnerships with its customers, PC based software products for deployment in the compelling next-generation IP telephony market. The solutions are based on standard protocols such as H.323, MGCP, Session Initiated Protocol (SIP), H.248 and run under Windows operating systems. Packetport and EyeP Media reached an agreement in March 2002 for the development of a PC soft phone client, which controls the VoicePak USB Phone and provides many of the Class V features available from the VoicePak S.C.O. Server.

SUN MICROSYSTEMS

         Sun Microsystems' computers are used in the company products and solutions. Teir architecture delivers a robust industry standard data communications platform ideal for Internet communications.

MARKETING

         The Company offers its products and solutions through business partner programs. Our objective is to provide solutions within the IP voice sector incorporating the following key elements in our strategy:

         -        Leverage our technology platforms;

         -        Expand and broaden our customer base;

         -        Expand our Global Sales;

         Although the Company's products have received recognition, the market for VOIP Telephony solutions has become more competitive, and differentiation is increasingly feature based, demand is rapidly rising for high port density and multi-feature systems which the Company's product lines address and there is no assurance that the company can deliver significant revenue.

SALES

         The Company has several business partners that can utilize its licenses from the PKPT License Agreement.

         These business partners are intended to be capitalized with third party investments. It is also intended at all times the Company will own and control more than 10% of the outstanding voting interests of such entities. The new companies would meet the requirements of a "seller affiliate" under the terms of the PKPT License Agreement for purposes of the "End User License Agreements".

BACKLOG

         As of February 1, 2005 the Company had no backlog.

CUSTOMER SUPPORT AND WARRANTY

         The Company offers a 90 day warranty on the USB phone that it manufacturers. Customers return defective product for repair to PacketPort.com, Inc. Costs incurred as a result of "In Warranty" repairs and returns have not been material in the past.

COMPETITION

         The Company's markets are extremely competitive. Competitors of the Company's various product lines include:

         For the VoicePak SATP (including S.C.O. solutions): Vonage, Packet 8 and ATT Call Vantage.

         For the VoicePak Phone: QiiQ Communications, Welltech and Zipcom offer similar phones.

         Management believes that its solutions, if utilized and implemented, possess competitive advantages. The Company's products run compression software in conjunction with other modalities. The Company's software is scalable to high density. However, given the competitive nature of the industry, no assurance can be given that the Company can achieve a commercially successful market for its products or that its competitors will not develop similar or better products than the Company's present line in the future. The Company does not presently possess a meaningful market share in the flexible packet gateway industry and many of the Company's competitors have greater financial and other resources and more substantial marketing capabilities than the Company.

PATENTS, TRADEMARKS & COPYRIGHTS

         The Company has obtained a registration for its VoicePak TM - trademark from the U.S. Patent and Trademark Office.

EMPLOYEES

         As of January 31, 2005, the Company has two executive officers and one product development technical relationship personnel for a total of three employees. Additional support staff is provided by our alliance partner, Italphone. Moving forward, the Company, as necessary, intends on hiring additional technical support and sales and marketing personnel commensurate with revenue growth.

ITEM 2. PROPERTIES

         The Company is located at 587 Connecticut Ave, Norwalk, CT and leases approximately 2,000 square feet for $3,000 (reduced from $3,500 effective July 1, 2004) per month, plus administrative support services of $2,000 (reduced from $2,500 effective July 1, 2004) per month on a month-to-month basis, from Microphase Corporation, a related party.

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

                                  FISCAL YEAR ENDING JANUARY 31,
                                2004                          2005
                         HIGH          LOW              HIGH         LOW

1st quarter             $  .04        $  .01           $  .10      $  .05
2nd quarter             $  .11        $  .02           $  .06      $  .04
3rd quarter             $  .30        $  .06           $  .07      $  .01
4th quarter             $  .29        $  .05           $  .05      $  .01

SHAREHOLDERS

         As of April 21, 2005, there were approximately 949 shareholders of record of the Common Stock of the Company. The Company estimates, based on prior shareholder mailings, that holdings in "street name" represent approximately 4,335 additional beneficial shareholders for a total of approximately 5,285 shareholders of the Company.

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

         The following is a description of transactions in which the Company issued its securities during the fiscal years ended January 31,2004 and 2005:

ISSUANCES OF THE COMPANY'S SECURITIES DURING FISCAL 2004

(1) The Company issued no shares of its common stock during the fiscal year ended January 31, 2004.

(2) The Company granted 2,000,000 options to officers, directors and employees and consultants at an exercise price of $.20 in November, 2003.

ISSUANCES OF THE COMPANY'S SECURITIES DURING FISCAL 2005

         There were no issuances of the Company's securities during the fiscal year ended January 31, 2005 , and management extended 1,500,000 finance warrants an additional 5 years through 2009.

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

RESULTS OF CONTINUING OPERATIONS

Twelve Months Ended January 31, 2004 vs. January 31, 2005 From Continuing Operations

NET LOSS

         The Company reported a net loss from continuing operations of $786,300 for fiscal year ended January 31, 2005 as compared to a net loss from continuing operations of $845,059 for the prior fiscal year. This represents a loss per share from continuing operations of $(.04) for each fiscal year.

         This $58,759 decrease in the net loss from continuing operations was primarily due to the following factors:

REVENUES

         For the year ended January 31, 2005, revenues from continuing operations decreased by $40,249 from the year ended January 31, 2004, from $66,781 to $26,532. The decrease was due to lower sales in all product categories. Management expects revenues to eventually increase should the Company form new business partners who will utilize and otherwise assist the Company in obtaining revenue generating uses for the 500,000 subscriber licenses, or "end user licences", the Company presently has available, without further costs, from the License Agreement.

         We anticipate that these business partnerships can be capitalized or otherwise funded with third party investments of our selling partners' working capital. The Company intends to own and control at least 10% of the outstanding voting interests of such entities and therefore the new selling partners and reseller companies will meet the requirements of a "seller affiliate" under the terms of the License Agreement for purposes maintaining an appropriate sales protocol whereby the Company can monitor quality control, revenue capture and compliance with its "End User License Agreements."

COST OF GOODS SOLD

         Cost of goods sold from continuing operations for products, consisting of parts, supplies and manufacturing costs for the Company's hardware and software products were $148,199 and $164,142 for the years ended January 31, 2004 and 2005, respectively.

         The $15,943 increase in cost of goods sold was due to higher product overhead costs for the implementation of telephone call services.

         Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold for continuing operations incurred by the Company in fiscal 2005 were for fixed production department administrative overhead expenses (including idle capacity) and material costs on sold VoicePak IAD and USB Phones.

         The Company plans on improving its gross margin by increasing the ratio of high margin revenue it plans to derive from the increased utilization of its end user rights retained in the asset sale. To do so the Company must increase revenues based upon subscriber utilization obtained by the Company and its selling affiliates.

         Software amortization costs from continuing operations, included in cost of goods sold, for the year ended January 31, 2004 and 2005 were $5,000 and $6,667 respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses from continuing operations for the fiscal years ended January 31, 2004 and 2005 were $496,939 and $325,944, respectively. The $170,995 decrease in expenses is due to reduced headcounts and related payroll costs, and reduced stock-based compensation and stock grants.

NET LOSS PER SHARE

         For the years ended January 31, 2004 and 2005 the company reported a net income per share of $.01 and a net (loss) per share of $.04, based upon weighted average shares outstanding of 21,746,020 for both years.

         The components of the net income (loss) per share consisted of a (loss) per share from continuing operations of $(.04) for each fiscal year as discussed above, and from discontinued operations, income per share of $.05 in fiscal 2004, or $1,030,117, and none in fiscal 2005. The income from discontinued operations for fiscal 2004 includes non-recurring gains from the sale of assets of $447,660 and extinguishment of debt which totaled $687,414.

CRITICAL ACCOUNTING POLICIES

Segregation of Discontinued Operations

         Effective January 31, 2003, the Company discontinued operations relating to the design and development of its primary intellectual property core software. These former activities have been accounted for as discontinued operations in the fiscal 2004 financial statements. Condensed financial information for these discontinued operations is summarized below for fiscal years ended January 31, 2004 and 2005.

                                                        2004            2005

       Total Revenues                               $    4,995      $        -
       Cost of Goods Sold                              (20,030)              -
                                                     ---------       ---------

       Gross Margin (Loss)                             (15,035)              -

       Recurring Expenses                              (89,922)              -

       Non Recurring Items:
       Gain on Sale of Intellectual Property           447,660               -
       Gain on Extinguishment of Debt                  687,414               -
                                                     ---------       ---------

         Income From Discontinued
           Operations                               $1,030,117      $        -
                                                     =========       =========

         In conjunction with the formal plan to discontinue certain operations, the Company sold the following assets on May 16, 2003.

     Inventory                                                       $  76,188
     Fixed Assets (net of $64,531 accumulated depreciation)             33,658
     Licenses (net of $87,500 accumulated amortization)                 87,500
     Capitalized Software (net of $162,275 accumulated amortization)   417,175
                                                                     ---------
                                                                     $ 614,521
                                                                     =========

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

RESEARCH, DEVELOPMENT AND CAPITALIZATION OF SOFTWARE

         The Company incurred research, development and capitalized software and licencing costs of $190,005 and $131,507 for the fiscal years ended January 31, 2004 and 2005 respectively, including discontinued research and development and capitalized software costs of $85,868 and $0, respectively.

         It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product, and licences purchased from third parties. For the fiscal year ended January 31, 2004 and 2005 the amounts capitalized were $38,934 and $23,833, respectively. These amounts consist of specifically identified internal salaries, research department direct and indirect overhead costs and purchase licenses and software.

         Research and development expenses from continuing operations increased by $13,337 from $94,337 in fiscal year ended January 31, 2004 to $107,674 in fiscal year ended January 31, 2005. The increase was due to the Company's more concentrated focus on research and development efforts supporting continuing operations under the new business plan.

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

RECENT ACCOUNTING PRONOUNCEMENTS

FASB 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

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


FASB 151 - Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 153 - Exchanges of Nonmonetary Assets


In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


FASB 123 (revised 2004) - Share-Based Payments

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment". Among other things, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the provisions of Statement No. 123(R) in its interim period beginning February 1, 2006. Adoption of Standard No. 123(R) is not expected to have a material impact on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2005 the Company had a working capital deficit of $4,069,021 as compared to a working capital deficit of $2,224,981 at January 31, 2004. The $1,844,040 increase in working capital deficit for the year was due principally due to the $786,300 current year loss plus the reclassification of $1,121,711 of Notes Payable - Microphase from long-term to current liabilities. At January 31, 2005 the Company had cash of $1,873 and accounts receivable, net of reserve of $0. Cash used in operating activities of $520,630 for the year ended January 31, 2005 primarily consisted of the net loss and net reductions to accounts payable (including settlement gains) and accrued expenses, offset by non-cash charges for depreciation and amortization and net increases in stockholders notes payable and accrued interest on Notes Payable to Microphase and stockholder. The Company also received additional net cash infusions of $548,738 from Microphase.

         During both the last two fiscal years the Company has had insignificant revenue from continuing operations. During the recent fiscal year ended January 31, 2005, the Company reported a net loss of $786,300 and the Company's Independent Registered Public Accountant's report on the Company's Financial Statement expressed doubt whether the Company has the ability to continue as a going concern. The Company may need to incur legal fees or additional technological costs, or both, in order to utilize its current licenses. Additionally, management is considering alternative plans to capitalize on its licenses including a capital transaction with a co-venturer. There can be no assurance the Company can realign its present level of operations to attain economic viability. Furthermore, the Company's operations for the last two fiscal years have been subsidized with loans from a related party which has no obligation to continue such financing. (See also Risk Factors).

         The outcome of the above contingencies and uncertanties will be determined by several factors including:

         (1)      satisfy its current obligations,

         (2)      continue its deployment of products and solutions, and

         (3) successfully implement its plans to market business solutions through its business affiliates.

         We do expect that, in connection with any prospective growth of the Company's products and solutions, which would require a change in the current level of operations or other form of operating re-alignment or capitalization, we will be able to generate revenue and attract investors through public or private offerings of our common stock or otherwise obtain financing, including co-venturing with selling partners to utilize the 500,000 subscriber licenses the Company presently owns, as retained in the asset sale. We intend that these business partnerships can be capitalized or otherwise funded with third party investments of our selling partners' working capital. The
Company intends to own and control at least 10% of the outstanding voting interests of such entities and therefore the new selling partners and reseller companies will meet the requirements of a "seller affiliate" under the terms of the License Agreement for purposes maintaining an appropriate sales protocol whereby the Company can monitor quality control, revenue capture and compliance with its "End User License Agreements." However, there can be no assurance that the Company's efforts to attain profitability will be successful, that the Company will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the company to realize its plans.

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

         Our success depends upon effective planning and growth management. Excluding part-time employees, at January 31, 2005 we had a total of three employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

OUR STOCK PRICE COULD BE EXTREMELY VOLATILE, AS IS TYPICAL OF TELEPHONIC AND INTERNET-RELATED COMPANIES.

         Our stock price has been volatile and is likely to continue to be volatile. The stock market has experienced significant price and volume fluctuations, and the market prices of securities of technology companies, particularly Internet- related companies, have been highly volatile.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no changes in, or disagreements with, the Company's Independant Registered Public Acountanting Firm during the fiscal years ended January 31, 2004 and 2005.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         DIRECTORS AND OFFICERS. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions and offices with the Company presently held by them.

CURRENT DIRECTORS

1. MR. RONALD A. DURANDO, Age 48. Mr. Durando is a co-found of mPhase, a small public technology company, and has served as its President and Chief Executive Officer since its inception in October 1996. Prior to joining mPhase Technologies, Inc., Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. In addition, Mr. Durando is concurrently employed as an officer of Microphase Corporation, a leading developer of telecommunications technology. He is also Chairman of the Board of Janifast Limited, for operational and manufacturing companies in Hong Kong and China. On November 26, 1999 Mr. Durando became the Company's Chairman, Chief Executive Officer and President. He is the 100% owner of PacketPort, Inc.

2. MR. GUSTAVE T. DOTOLI, Age 70. Gustave T. Dotoli has served as the Chief Operating Officer of mPhase since October 1996. In addition, Mr. Dotoli is concurrently employed by Microphase Corporation. He is formerly the President and Chief Executive Officer of the following corporations:
      Imperial Electro-Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc. and Met Pack, Inc. Mr. Dotoli received a B.S. degree in Industrial Engineering from Fairleigh Dickinson University in 1959. On November 26, 1999 he was elected to the Board of Directors and became the Company's Vice President, and Chief Operating Officer.

3. MR. EDWARD J. SUOZZO, Age 44. Mr. Edward J. Suozzo is a founding member and has been a partner of Schuhalter, Coughlin & Suozzo, P.C., (and its predecessor, Schuhalter, Coughlin & Suozzo, LLC) certified public accountants, since its formation in 1988. He has participated in the firm's four successful peer reviews as members of the SEC practice section of the AICPA, and is responsible for the firm's SEC Accounting Practice. Mr. Suozzo is a 1983 graduate of Rutgers University, and is certified in New York and New Jersey. On October 29, 2003 he was elected to the Board of Directors and he will serve as chairman of the board's audit committee, and will assist the board in fulfilling its increased reporting responsibilities.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation for the years ended January 31, 2005, 2004 and 2003 paid to the Company's Chief Executive Officer and the other named executive officers whose compensation is required to be disclosed pursuant to Item 402(a)(2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended:

                                                      ANNUAL
                                                   COMPENSATION (1)   AWARDS
NAME AND UNDERLYING        FISCAL  SALARY  BONUS   OTHER ANNUAL       SHARES
PRINCIPAL POSITION          YEAR     ($)    ($)    COMPENSATION ($)  OPTIONS

Ronald Durando              2005      -      -        $100,000           -
Chairman, Chief             2004      -      -        $100,000        750,000
 Executive Officer,         2003      -      -        $100,000           -
 President

Gustave Dotoli              2005      -      -            -              -
 Director, Chief            2004      -      -            -           500,000
 Operating Officer          2003      -      -            -              -

(1) Columns entitled "Restricted Stock Award(s)", "LTIP Payouts", and "All Other Compensation" have been excluded because they are not applicable to any fiscal year covered by this table.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of April 21, 2005 certain information regarding the beneficial ownership of shares of our common stock:

         -        by each director;

         - by each person who is known by us to beneficially own 5% or more of the outstanding shares of common stock;

         - by each of our executive officers named in the summary compensation table; and

         -        by all of our executive officers and directors as a group.

                                              COMMON STOCK,
                                                 OPTIONS
                                                AMOUNT AND        PERCENTAGE
                                                 NATURE OF         OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER (1)   BENEFICIAL OWNERSHIP     STOCK(2)

Ronald A. Durando (2)(3)(4)                     7,300,000            29.7%
Gustave T. Dotoli (2)(5)                        1,650,000             7.3%
Edward J. Suozzo (2)                              250,000             1.1%
                                                ---------            -----

All executive officers and directors as
a group (3 people)                              9,200,000            38.1%
                                                =========            =====

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Ave., Norwalk, CT 06854

(2) unless otherwise indicated, Packetport.com, Inc. believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 21,746,020 shares outstanding on April 21, 2005, with respect to each such person holding options or warrants to purchase shares that are exercisable within 60 days after April 21, 2005, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants or options: Ronald A. Durando - 1,300,000 options and 1,500,000 warrants; Gustave T. Dotoli - 950,000 options, Edward J. Suozzo - 250,000 options.

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

         Ronald A. Durando and Gustave T. Dotoli, the Company's President and Vice President, respectively, are officers and Ronald Durando is a shareholder of Microphase Corp., a privately held Connecticut corporation. The Company leases approximately 2,000 square feet from Microphase Corporation, for $5,000 per month ($6,000 per month prior to July 2004)including administrative support services, on a month to month basis. Janifast Limited is a privately held Hong Kong corporation, of which Ronald A. Durando and Gustave T. Dotoli are controlling shareholders with an aggregate ownership interest of approximately 45%. Janifast Limited owns 100% of Janifast Telecommunications (Nanhai) Co., Ltd., which is a manufacturing facility located in mainland China. The two companies collectively called Janifast are tasked with producing the Company's VoicePak Phone. Through January 31, 2005, the Company purchased inventory components worth $43,267 for Janifast. The inventory components are being used by Janifast Limited in its manufacture of the Company's VoicePak Phone for which Janifast has shipped and billed the Company $32,952 through January 31, 2005.

         The Company's president is the 100% owner of PacketPort, Inc. The Company's president earned executive consulting fees of $100,000 for each of the fiscal years ended January 31, 2004 and 2005. The Company's vice president received no consulting fees for either fiscal year.

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

         The Company owed the Company president $495,043 and $630,341 at January 31, 2004 and 2005, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of cash advances from the Company president, unpaid executive consulting fees and accrued interest. The note is subject to interest at prime plus 3%. The note, including accrued interest, is payable to the Company's president upon demand. The Company incurred interest expense to the Company's president of $21,773 and $35,298 which are included in interest expense and note payable - stockholder in fiscal years ended January 31, 2004 and 2005, respectively.

         The Company owed Microphase Corporation $2,167,475 and $2,890,456 at January 31, 2004 and 2005, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. The note, including accrued interest, is payable to Microphase upon demand. Additional advances made by Microphase during fiscal year ended January 31, 2005 totaled $548,738. The Company incurred interest expense to Microphase Corporation of $145,764 and $174,243 for fiscal years ended January 31, 2004 and 2005, respectively. These amounts are included in interest expense and note payable - Microphase for the two years.

         Janifast Limited is a manufacturer in China for which the Company president and vice president are significant shareholders. Janifast incurred expenses paid by the Company, of which $10,315 were still due the Company at both January 31, 2004 and 2005. These amounts, which are included in prepaid expenses and other current assets at each year end, represent VoicePak Phone inventory components that the Company purchased on behalf of Janifast, less amounts billed to the Company by Janifast for completed VoicePak Phones.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A)(1) FINANCIAL STATEMENTS.

         The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules................................F-1

Report of Independent Registered Public Accountanting Firm.................F-2

Balance Sheet - January 31, 2005...........................................F-3

Statements of Operations-Two years ended January 31, 2004
 and 2005..................................................................F-4

Statements of Changes in Stockholders' Equity (Deficit)-Two years ended January 31, 2004 and 2005...........................................F-5

Statements of Cash Flows-Two years ended January 31, 2004
 and 2005........................................................ .........F-6

Notes to Financial Statements. ............................................F-7

         (B)  REPORTS ON FORM 8-K

                  NONE

         (C)  EXHIBITS

                  See Exhibit Index (a) 1 - Page 23.

                              PACKETPORT.COM, INC.
                              FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED JANUARY 31, 2005

                                                                            PAGE

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accountanting Firm                   F-2

Balance Sheet - January 31, 2005                                             F-3

Statements of Operations-Two years ended January 31, 2004
  and 2005                                                                   F-4

Statements of Changes in Stockholders' Equity (Deficit)-Two
 years ended January 31, 2004 and 2005                                       F-5

Statements of Cash Flows-Two years ended January 31, 2004
  and 2005                                                                   F-6

Notes to Financial Statements                                                F-7

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM





To the Board of Directors and Stockholders
PacketPort.com, Inc.
Norwalk, Connecticut



         We have audited the accompanying balance sheet of PacketPort.com, Inc. as of January 31, 2005 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacketPort.com, Inc. as of January 31, 2004 and 2005 and the results of its operations and cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $786,300 from its continuing operations during the year ended January 31, 2005, and the existing cash is insufficient to fund the Company's cash flow needs for the next year. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         /s/ RADIN, GLASS & CO., LLP
                                             Certified Public Accountants

New York, New York
March 30, 2005

                              PACKETPORT.COM, INC.
                                  BALANCE SHEET
                                JANUARY 31, 2005

                                     ASSETS

Cash                                                               $      1,873
Accounts Receivable                                                           -
Inventory                                                                14,862
Prepaid Expenses and Other Current Assets                                22,178
                                                                   -------------

      Total Current Assets                                               38,913
                                                                   -------------

Machinery & equipment:
  Machinery & Equipment, at cost                                        367,028
  Less: Accumulated Depreciation                                       (321,405)
                                                                   -------------

      Machinery & Equipment, net                                         45,623
                                                                   -------------

Other Assets:
  Software and Licenses                                                  48,633
  Less: Accumulated Amortization                                        (15,267)
                                                                   -------------

      Total Other Assets                                                 33,366
                                                                   -------------

      Total Assets                                                 $    117,902
                                                                   =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                                 $    214,119
  Taxes Payable                                                           1,000
  Accrued Expenses                                                      372,018
  Note Payable - Stockholder                                            630,341
  Note Payable - Microphase Corporation                               2,890,456
                                                                   -------------

      Total Current Liabilities                                       4,107,934
                                                                   -------------

      Total Liabilities                                               4,107,934
                                                                   -------------

Stockholders' equity (deficit):
 Common Stock, $.003 Par Value, 149,000,000 shares
  authorized, 21,746,020 shares issued and outstanding                   65,238
 Capital in Excess of Par Value                                      22,204,580
 Deferred Compensation                                                   (4,375)

      Accumulated Deficit                                           (26,255,475)
                                                                   -------------

      Total Stockholders' Equity (Deficit)                           (3,990,032)
                                                                   -------------

      Total Liabilities and Stockholders' Equity (Deficit)         $    117,902
                                                                   =============



   The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS


                                                       FOR THE YEAR ENDED
                                                           JANUARY 31,
                                                       2004             2005

Revenues                                          $    66,781      $    26,532
                                                    ---------        ---------

Cost of Goods Sold:
  Product                                             143,199          157,475
  Software Amortization                                 5,000            6,667
                                                    ---------        ---------

      Total Cost of Goods Sold                        148,199          164,142
                                                    ---------        ---------

Gross Margin (Loss) On Sales                          (81,418)        (137,610)
                                                    ---------        ---------

Selling, General and Administrative Expenses          496,939          325,944
Research and Development                               94,337          107,674
Bad Debts                                               2,442                -
                                                    ---------        ---------

                                                      593,718          433,618
                                                    ---------        ---------

Operating Loss                                       (675,136)        (571,228)
                                                    ---------        ---------

Other Income (Expense):
  Interest Expense                                   (168,923)        (214,072)
                                                    ---------        ---------

                                                     (168,923)        (214,072)
                                                    ---------        ---------

Loss From Continuing Operations,
  Before Income Taxes                                (844,059)        (785,300)

Income (Loss) From Discontinued Operations,
 Net of Income Taxes of $62,900 in  2004 offset
 by benefit from tax loss carryforwards of
 $62,900, in 2004                                   1,030,117                -

  Income Taxes                                         (1,000)          (1,000)
                                                    ---------        ---------

      Net Income (Loss)                           $   185,058      $  (786,300)
                                                    =========        =========

Loss Per Share:

  Net income (loss) per share from:
    Continuing Operations                         $      (.04)     $      (.04)
    Discontinued Operations                               .05              .--
                                                    ---------        ---------
                                                  $       .01      $      (.04)
                                                    =========        =========

Weighted Average Number of Shares Outstanding      21,746,020       21,746,020
                                                   ==========       ==========



The accompanying notes are an integral part of these financial statements.

                                               PACKETPORT.COM, INC.
                              STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                     FROM FEBRUARY 1, 2003 TO JANUARY 31, 2005


                                                             CAPITAL IN
                                         COMMON STOCK        EXCESS OF   COMPENSATION   ACCUMULATED
                                       SHARES      AMOUNT    PAR VALUE     DEFERRED       DEFICIT        TOTALS
                                     ----------   --------   -----------   ---------   -------------  -----------
Balances, January 31, 2003           21,746,020   $ 65,238   $22,182,380   $(67,813)   $(25,654,233)  $(3,474,428)
  Issuance of common stock
    options for services                      -          -        22,200          -               -        22,200

  Amortization of deferred employee
    stock option compensation                 -          -             -     50,000               -        50,000

   Net Income                                 -          -             -          -         185,058       185,058
                                     ----------   --------   -----------   ---------   -------------  -----------

Balances, January 31, 2004           21,746,020     65,238    22,204,580    (17,813)    (25,469,175)   (3,217,170)

Amortization of deferred employee
  stock option compensation                   -                        -     13,438               -        13,438

Net Loss                                      -          -             -          -        (786,300)     (786,300)
                                     ----------   --------   -----------   ---------   -------------  -----------

Balances, January 31, 2005           21,746,020   $ 65,238   $22,204,580   $ (4,375)   $(26,255,475)  $(3,990,032)
                                     ==========   ========   ===========   =========   =============  ===========


                    The accompanying notes are an integral part of these financial statements.

                                                        F-5

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS


                                                           FOR THE YEAR ENDED
                                                               JANUARY 31,
                                                            2004         2005
                                                         ---------    ---------
OPERATING ACTIVITIES

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:

Net Loss from continuing operations                      $(845,059)   $(786,300)
Add: Adjustments to Reconcile Net Loss to
 Net Cash Used in Operating Activities:
 Depreciation & Amortization                                72,463       77,146
 Common stock and options issued for services               22,200         --
 Amortization of deferred compensation                      11,672       13,438
 Disposal of equipment                                         215         --
 Settlement gains on accounts payable                      (48,206)     (53,703)
 Bad debts                                                   2,442         --
 Inventory writedowns                                          171         --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Accounts Receivable                                        (7,875)      11,551
 Prepaid Expenses and Other Current Assets                   5,432        2,329
 Inventory                                                 (16,227)       1,727
 Accounts Payable                                          (57,474)      (9,345)
 Deferred Revenue                                          (10,926)         875
 Accrued Expenses                                          (53,089)     (87,889)
 Note Payable - Stockholder                                 48,270      100,000
 Accrued Interest Note Payable - Stockholder                (8,997)      35,298
 Accrued Interest Note Payable - Microphase                (49,372)     174,243
                                                         ---------    ---------

  Net Cash Used in Continuing Operating Activities        (934,360)    (520,630)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sales of Equipment                                            600         --
 Cash Paid to Purchase Equipment                           (30,997)      (2,780)
 Investment in Software and Licenses                        (9,800)     (23,833)
                                                         ---------    ---------

  Net Cash Used in Investing Activities                    (40,197)     (26,613)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Advances from Stockholder                   125,000         --
 Proceeds from Advances from Microphase                    304,685      548,738
 Repayments of Notes Payable - Stockholder                 (42,500)        --
 Repayments of Notes Payable - Microphase                 (229,864)        --
                                                         ---------    ---------

  Net Cash Provided by Financing Activities                157,321      548,738
                                                         ---------    ---------

Cash Flows Used In Discontinued Operations                 817,272         --
                                                         ---------    ---------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                                    36        1,495

Cash at Beginning of Year                                      342          378
                                                         ---------    ---------
Cash at End of Year                                      $     378    $   1,873
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2005

NOTE 1-BASIS OF PRESENTATION

         As shown in the accompanying financial statements, the Company incurred a net loss from continuing operations of $786,300 during the year ended January 31, 2005. In addition, cash available at January 31, 2005 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

         The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2006 and to continue its development and commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

1. Raise additional working capital through borrowing or through issuing equity.

2. Negotiate alliances, with strategic co-venturers and reseller partners ("seller affiliates") in the IP Telephony industry ; negotiate terms with existing trade creditors and strategic vendors .

3.   Commence revenue producing activities and ultimately attain profitability.

         Management believes that actions presently being taken may need to be further re-aligned or otherwise amended so that the Company will be in a position to generate sufficient revenues to provide positive cash flows from operations and that sufficient capital will be available, when required, to permit the Company to realize its plans. However, there can be no assurance that this will occur. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         The Global Hosted Telephony Solutions Alliance Program (GHTSAP) is a multi-tiered Partnership program designed to drive innovation and awareness in the broadband telephony services market using the VoicePak brand of products. This is accomplished by creating a business alliance with existing licensed telephony providers with a subscriber base. The GHTS Alliance Program creates integrated and interoperable voice solutions, which enable high-value and high-margin services to be delivered to existing subscribers through the VoicePak family of products and the PacketPort.com, Inc. Soft Central Office.

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

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2005

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

         Under SFAS 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. Information about the Company's product sales from continuing operations are as follows:

                                                           YEAR ENDING
                                                           JANUARY 31,
                                                        2004         2005
PRODUCT SALES

Edge Devices                                          $ 23,931     $  2,120
Phone Service Fees                                      35,845       24,412
Software License Revenue                                    29          -
Maintenance and Other                                    6,976          -
                                                      --------     --------

                                                      $ 66,781     $ 26,532
                                                      ========     ========

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

ACCOUNTS RECEIVABLE

         The Company believes all receivables are collectible unless information to the contrary is obtained. In the event such information is received, the Company establishes an allowance for uncollectible portions. At both January 31, 2004 and 2005 the allowance was $2,442.



SEGREGATION OF DISCONTINUED OPERATIONS

         Pursuant to the authorization of the board of directors in November 2002, management sought, and in March 2003 located a buyer for certain assets, primarily the Company's soft switch and gateway technology and related assets. For the statement of operations for the fiscal years ended January 31, 2004 and

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2005

2005, respectively, the revenue and expenses associated with the intellectual properties and other assets sold have been accounted for as discontinued operations in the current financial statements and condensed information is summarized below:

                                                             YEAR ENDING
                                                              JANUARY 31,
                                                         2004           2005

Total Revenues                                       $     4,995     $       -
Cost of Goods Sold                                       (20,030)            -
                                                     -----------     -----------

Gross (Loss) Margin                                      (15,035)            -

Recurring Expenses                                       (89,922)            -

Non Recurring Items:
Gain on Sale of Intellectual Property                    447,660             -
Gain on Extinguishment of Debt                           687,414             -
                                                     -----------     -----------

 Income (Loss) From Discontinued Operations          $ 1,030,117     $       -
                                                     ===========     ===========

         In conjunction with the formal plan to discontinue certain operations, the Company sold several assets on May 16, 2003.

         Assets sold on May 16,2003 were comprised of the following:

Inventory                                                            $   76,188
Fixed Assets (net of $64,531 accumulated depreciation)                   33,658
Licenses (net of $87,500 accumulated amortization)                       87,500
Capitalized Software (net of $162,275 accumulated amortization)         417,175
                                                                     -----------
                                                                     $  614,521
                                                                     ===========

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

CASH AND CASH EQUIVALENTS

         The Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at January 31, 2004 and 2005.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2005

SUPPLEMENTAL CASH FLOWS DISCLOSURES

         Cash flows from operating activities for the year ended January 31, 2004 reflects interest paid of $227,292, interest earned of $0 and taxes paid of $1,000. Cash flows from operating activities for the year ended January 31, 2005 reflects interest paid of $26,304, interest earned of $0 and taxes paid of $1,000.

INVENTORY

         Inventory is valued at the lower of cost or market value, using the first-in, first-out (FIFO) method, and consists of:

                                                      YEAR ENDING
                                                      JANUARY 31,
                                                         2005

      Raw Components                                   $ 16,654
      Less: Reserve Account                              (1,792)
                                                       ---------

                                                       $ 14,862
                                                       =========

MACHINERY AND EQUIPMENT AND CAPITAL LEASES

         Machinery and equipment are stated at cost. Property and equipment are comprised predominantly of computer equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are provided for utilizing the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the years ended January 31, 2004 and 2005 was $66,683 and $67,479, respectively.

REVENUE RECOGNITION

HARDWARE

         Revenues are recorded when products are shipped.

SOFTWARE

         The Company provides its software through its alliance program. Revenue is recorded when the alliance partner is invoiced, after the service becomes available and is used by the partner's subscribers. Revenue on support contracts is recognized over the term of the contracts, which generally is one year. There was no revenue from software licenses or support contracts during the fiscal year.

CAPITALIZED SOFTWARE COSTS

         Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to the establishment of technological feasibility to produce the finished product are generally capitalized. The Company's capitalized software costs are presented as Software in the balance sheet. Amounts capitalized were $34,134 and $22,393 for the years ended January 31, 2004 and 2005, respectively, of which $29,134 and $0, respectively, were attributable to discontinued operations.

         Amortization of prior years capitalized software costs are included in the Cost of Goods Sold section of the Statement of Operations and amounted to

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2005

$5,000 and $6,667 for the years ended January 31, 2004 and 2005, respectively. The capitalization of such costs and the related amortization is in accordance with SFAS No.86.

ADVERTISING COSTS

         Advertising costs are expensed as incurred except for direct response advertising, the costs of which are deferred and amortized over the period the related sales are recorded. There was no amortization for direct response advertising costs and the Company incurred no advertising costs and deferred no advertising expenses for the years ended January 31, 2004 and 2005.

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

ACCOUNTING FOR LONG-LIVED ASSETS

         The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. For the year ended January 31, 2005, the Company believes that there has been no impairment of its long-lived assets.

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

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2005

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

RECENT ACCOUNTING PRONOUNCEMENTS

FASB 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

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

FASB 151 - Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2005

financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 153 - Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 123 (revised 2004) - Share-Based Payments

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment". Among other things, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the provisions of Statement No. 123(R) in its interim period beginning February 1, 2006. Adoption of Standard No. 123(R) is not expected to have a material impact on the Company's financial statements.

NOTE 5-STOCKHOLDERS' EQUITY

         On October 29, 2003 the Company's shareholders approved an amendment of the Articles of Incorporation to authorize an increase in the capitalization of the Company's common shares from 24,900,000 shares to 149,000,000 shares of common stock utilized.

         The following is a description of transactions in which the Company issued its securities during the fiscal years ended January 31, 2004 and 2005.

(1) The Company issued no shares of its common stock during the fiscal years ended January 31, 2004 and 2005.

(2) The Company granted 2,000,000 options to officers, directors and employees and consultants at an exercise price of $.20 in November, 2003.

(3) In 2005 management extended 1,500,000 finance warrants an additional 5 years through 2009.

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

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2005

         The above plan was amended as of May 18, 1998 and again as of October 29, 2003, (with the approval of the Company's shareholders, at the respective annual meeting of the Company), to increase the number of shares available for awards from 1,000,000 to 2,500,000 and then to 10,000,000.

         Outstanding options and warrants expire at various dates through November 2008.

         The Company granted a total of 2,000,000 options to three directors, four employees and three consultants with an exercise price of $.20 during fiscal 2004. The market price of the Company's common stock was $.13 at the grant date. There were no options granted in fiscal 2005.

         The fair value of options granted on November 3, 2003 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 179% in 2004, risk-free interest rate of 2.5% in 2004 and expected option life of 3 years.

         The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. In fiscal 1997, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan as required by APB Opinion No.25. During fiscal 2004, the Company adopted the disclosure only provisions of FASB Statement No. 123 and SFAS 148, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the method selected by the Company, stock-based employee compensation cost recognized in 2004 and 2005 is still based upon the intrinsic method prescribed in Accounting Principles Based Opinion No. 25 which is measured as the excess, if any, of the quoted market price over the exercise price on the date of the grant to all employee awards granted since March, 1997. The following table illustrates the effect on net income and earnings per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2005

                                                              YEAR ENDING
                                                              JANUARY 31,
                                                          2004           2005
                                                        ---------     ---------

Net income (loss), as reported                          $ 185,058     $(786,300)
Add:  Stock-based employee compensation expense
included in reported net income, net of related
tax effects                                                72,200        13,438
Deduct:  Total stock-based compensation expense
determined under fair value based method for
all awards, net of related tax                           (326,229)      (28,041)
                                                        ---------     ---------

Proforma net loss                                       $ (68,971)    $(800,903)
                                                        =========     =========

Loss per share
  Basic and diluted -  as reported                      $     .01     $    (.04)
                                                        =========     =========
  Basic and diluted - proforma                          $    (.00)    $    (.04)
                                                        =========     =========

         For the years ended January 31, 2004 and 2005, the Company recorded non-cash charges for option awards totaling $22,200 and $0 and deferred compensation totaling $50,000 and $13,438, respectively. The Company granted 2,000,000 options in fiscal 2004 and none in fiscal 2005 to directors, employees and consultants for services rendered.

Options Outstanding

         The following table summarizes the changes in stock options outstanding to directors, employees and consultants for shares of the Company's common stock:

                                  STOCK OPTIONS
                         Weighted average exercise price
Outstanding at:
   January 31, 2003                              2,398,065            $   .93
    Granted                                      2,000,000                .20
    Exercised                                           -                 .--
    Expired/Canceled                                    -                 .--
                                                 --------              ------

Outstanding at:
   January 31, 2004                             4,398,065             $   .60
     Granted                                            -                 .--
     Exercised                                          -                 .--
     Expired/Canceled                             (37,000)               (4.50)
                                                ---------              -------

Outstanding at:
   January 31, 2005                             4,361,065             $   .56
                                                =========              ======

         The following summarizes information about stock options outstanding and the related exercise price ranges at January 31, 2005:

                                          WEIGHTED
                                           AVERAGE     WEIGHTED       WEIGHTED
                                          REMAINING    AVERAGE        AVERAGE
   RANGE OF        NUMBER                CONTRACTUAL    NUMBER        EXERCISE
EXERCISE PRICE  OUTSTANDING      LIFE     EXERCISE    EXERCISABLE      PRICE
--------------  -----------      ----     --------    -----------      -----
$ .44-$3.00      2,361,065       0.7         $ .88    2,361,065        $ .88
$ .20            2,000,000       3.8         $ .20    2,000,000        $ .20

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2005

Warrants Outstanding

         The following summarizes information about warrants, issued pursuant to various financing transactions, as adjusted for the 3:1 reverse split in December, 1999:

Outstanding at:
 January 31, 2003                                             6,909,810
  Issued                                                              -
  Exercised                                                           -
  Expired                                                       (30,000)
                                                              ---------
Outstanding at:
 January 31, 2004                                             6,879,810
  Issued                                                              -
  Exercised                                                           -
  Expired                                                             -
                                                              ---------

Outstanding at:
 January 31, 2005                                             6,879,810
  Issued                                                              -
  Exercised                                                           -
  Expired                                                             -
                                                              ---------
                                                              6,879,810
                                                              =========

         The following summarizes information about warrants outstanding at January 31, 2005:

                                                        WEIGHTED    WEIGHTED
                              REMAINING   WEIGHTED      AVERAGE      AVERAGE
  RANGE OF         NUMBER    CONTRACTUAL  AVERAGE        NUMBER     EXERCISE
EXERCISE PRICE   OUTSTANDING    LIFE      EXERCISE    EXERCISABLE      PRICE
--------------   -----------    ----      --------    -----------      -----
$.10              1,500,000     4.3        $  .10      1,500,000       $.10
$.25-$.75         5,379,810      .6        $  .66      6,879,810       $.54

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2005

NOTE 6-INCOME TAXES

         At January 31, 2004 and 2005, the Company had net operating loss carryforwards of approximately $22,635,000 and $23,421,300, respectively, for book and tax purposes, expiring from 2007 to 2023. As a result of the Tax Reform Act of 1986, the Company is obligated to pay an alternative minimum tax on its alternative minimum taxable income, even though it has a loss carryfoward. These carryforwards are subject to possible limitations on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which result in more than a 50% point change in ownership.

         At this time, the Company does not believe it can reliably predict profitability beyond the current fiscal year. Accordingly, the deferred tax asset applicable to operations subsequent to January 31, 2005 has been reduced in its entirety by the valuation allowance. For the periods ending January 31, 2004 and 2005 the (provision) for taxes, net of the benefit from utilization of tax loss carryforwards in 2004, is comprised only of appropriate state income taxes.

         Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the years ended January 31, 2004 and 2005 respectively is as follows:

                                                              JANUARY 31,
                                                          2004           2005

(Loss) Income Before Income Taxes                     $ 185,058       $(786,300)
Computed expected tax credit                                -               -
Current year tax provision                              (62,900)        267,340
Operating loss for which no
  benefits were provided                                    -          (267,340)
Tax benefit - utilization of tax loss
  carryforwards                                          62,900             -
State and local tax                                      (1,000)         (1,000)
Provision for income taxes                            $  (1,000)      $  (1,000)

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

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2005

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

LEASES

         In November, 1999 the Company moved to its present location of approximately 2,000 square feet with rent, including administrative support services, at $7,500 per month through June 30, 2003, $6,000 per month through June 30, 2004 and $5,000 per month thereafter, on a month to month basis to Microphase Corporation. Rent expense and administrative support charged to operations was $79,500 for the fiscal year ended January 31, 2004 and $65,000 for the fiscal year ended January 31, 2005.

ROYALTY AGREEMENTS

         The Company acquires the rights to certain software algorithms from various developers under renewable contracts of varying terms. Royalties are based on a per unit charge based on sales of products utilizing such algorithms.

WARRANTIES

         The Company offers a 90 day warranty on the hardware and peripheral products that it currently markets. The Company's expenses in connection with such warranties have been minimal.

EMPLOYMENT AGREEMENTS

         There were no employment agreements in effect during the fiscal year ended January 31, 2005.

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

         The Company's president is the 100% owner of PacketPort, Inc. The Company's president earned executive consulting fees of $100,000 for each of the fiscal years ended January 31, 2004 and January 31, 2005. The Company's vice president received no consulting fees for either of the fiscal years.

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

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2005

option granted to these individuals was $83,250, $55,500 and $27,750, respectively, using the Black-Scholes stock option pricing model.

         The Company owed the Company president $495,043 and $630,341 at January 31, 2004 and 2005, respectively, including accrued interest. These amounts, which are included in note payable-stockholder, consist of cash advances from the Company president, unpaid executive consulting fees and accrued interest. The note is subject to interest at prime plus 3%. The note, including accrued interest, is payable to the Company's president upon demand. The Company incurred interest expense to the Company's president of $21,773 and $35,298 which are included in interest expense and note payable - stockholder in fiscal years ended January 31, 2004 and 2005, respectively.

         The Company owed Microphase Corporation $2,167,475 and $2,890,456 at January 31, 2004 and 2005, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. The note is subject to interest at prime plus 3%. The note, including accrued interest, is payable to Microphase upon demand. Additional advances made by Microphase during fiscal year ended January 31, 2005 totaled $548,738 . The Company incurred interest expense to Microphase Corporation of $145,764 and $174,243 for fiscal years ended January 31, 2004 and 2005, respectively. These amounts are included in interest expense and note payable - Microphase for the two years.

         Janifast Limited, a manufacturer in China for which the Company president and vice president are significant shareholders, owed the Company $10,315 at both January 31, 2004 and 2005. The amount, which is included in prepaid expenses and other current assets at each year end, represents VoicePak Phone inventory components that the Company purchased on behalf of Janifast Limited, less amounts billed to the Company by Janifast Limited for completed VoicePak Phones.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                     TITLE                          DATE

/s/ RONALD A. DURANDO      Chairman, Chief Executive          May 2, 2005
----------------------     President
Ronald Durando Officer



/s/ GUSTAVE T. DOTOLI      Director, Chief Operating          May 2, 2005
---------------------      Officer, Acting Chief
Gustave T. Dotoli          Financial Officer

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

Dated: May 2, 2005                  by: /s/ Ronald A. Durando
       -----------                      ------------------------
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

Dated: May 2, 2005                  by: /s/ Gustav T. Dotoli
       -----------                        ------------------------
                                           Gustav T. Dotoli
                                           Chief Financial Officer