Form 10KSB/A
period 2005-01-31
PACKETPORT COM
filed 2005-05-10
CIK 833203

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

      SIGNATURE                     TITLE                          DATE

/s/ RONALD A. DURANDO      Chairman, Chief Executive          May 2, 2005
----------------------     President                          May 10, 2004
Ronald Durando Officer



/s/ GUSTAVE T. DOTOLI      Director, Chief Operating          May 2, 2005
---------------------      Officer, Acting Chief              May 10, 2004
Gustave T. Dotoli          Financial Officer

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


Dated: May 2, 2005                  by: /s/ Ronald A. Durando
Dated: May 10, 2004                     ------------------------
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


Dated: May 2, 2005                  by: /s/ Gustav T. Dotoli
Dated: May 10, 2004                       ------------------------
                                           Gustav T. Dotoli
                                           Chief Financial Officer

                              PACKETPORT.COM, INC.
                                  CERTIFICATION

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Ronald A. Durando, Chairman, Chief Executive Officer, and President "principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-KSB for the period ended January 31, 2005 of the Registrant (the "Report"):

        (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: May 2, 2004         /s/ RONALD A. DURANDO
Dated: May 10, 2004        ---------------------
                           Ronald A. Durando
                           Chairman, Chief
                           Officer, and President

                              PACKETPORT.COM, INC.
                                  CERTIFICATION

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Gustave T. Dotoli, Chief Operating Officer and Chief Financial Officer ("principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-KSB for the period ended January 31, 2005 of the Registrant (the "Report"):

        (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: May 2, 2004         /s/ GUSTAVE T. DOTOLI
Dated: May 10, 2004        ---------------------
                           Gustave T. Dotoli
                           Chief Operating Officer,
                           Chief Financial Officer