Form 10QSB
period 2005-04-30
PACKETPORT COM
filed 2005-06-14
CIK 833203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

                         COMMISSION FILE NUMBER 0-19705


                              PACKETPORT.COM, INC.
                              --------------------
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

     Number of shares outstanding of the issuer's Common Stock as of June 13, 2005 was 21,746,020.

Traditional Small Business Disclosure Format (check one):

                                 Yes / / No /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED APRIL 30, 2005


                                                                            PAGE
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements:

      Balance Sheets-January 31, 2005 and April 30, 2005 (Unaudited)...........3

      (Unaudited) Statements of Operations-Three Months ended
        April 30, 2004 and 2005................................................4

      (Unaudited) Statements of Cash Flows-Three Months ended
        April 30, 2004 and 2005................................................5

      (Unaudited) Notes to Financial Statements.............................6-10

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................11-21

      Item 3. Controls and Procedures.........................................22

PART II. OTHER INFORMATION....................................................22

      Item 1. Legal Proceedings...............................................22

      Item 2. Changes in Securities...........................................22

      Item 3. Defaults Upon Senior Securities.................................22

      Item 4. Submission of Matters to a Vote of Security Holders.............22

      Item 6. Exhibits and Reports on Form 8-K................................22

      Signatures..............................................................23

                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                    JANUARY 31,      APRIL 30,
                                                       2005            2005
                                                   ------------    ------------
                                                                    (Unaudited)
                                     ASSETS

Cash                                               $      1,873    $      1,623
Accounts Receivable                                        --              --
Inventory                                                14,862          14,862
Prepaid Expenses and Other Current Assets                22,178          16,928
                                                   ------------    ------------

      Total Current Assets                               38,913          33,413
                                                   ------------    ------------
Machinery & equipment:
  Machinery & Equipment, at cost                        367,028         367,028
  Less: Accumulated Depreciation                       (321,405)       (336,018)
                                                   ------------    ------------

      Machinery & Equipment, net                         45,623          31,010
                                                   ------------    ------------
Other Assets:
  Software and Licenses                                  48,633          48,633
  Less: Accumulated Amortization                        (15,267)        (19,580)
                                                   ------------    ------------

      Total Other Assets                                 33,366          29,053
                                                   ------------    ------------

      Total Assets                                 $    117,902    $     93,476
                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                 $    214,119    $    227,223
  Taxes Payable                                           1,000           1,000
  Accrued Expenses                                      372,018         343,156
  Note Payable - Stockholder                            630,341         642,642
  Note Payable - Microphase Corporation               2,890,456       3,019,376
                                                   ------------    ------------

      Total Current Liabilities                       4,107,934       4,233,397
                                                   ------------    ------------

      Total Liabilities                               4,107,934       4,233,397
                                                   ------------    ------------

Stockholders' equity (deficit):
  Common Stock, $.003 Par Value, 149,000,000
    shares authorized, 21,746,020 shares
    issued and outstanding                               65,238          65,238
  Capital in Excess of Par Value                     22,204,580      22,204,580
  Deferred Compensation                                  (4,375)         (2,500)
  Accumulated Deficit                               (26,255,475)    (26,407,239)
                                                   ------------    ------------

      Total Stockholders' Equity (Deficit)           (3,990,032)     (4,139,921)
                                                   ------------    ------------

      Total Liabilities and Stockholders'
        Equity (Deficit)                           $    117,902    $     93,476
                                                   ============    ============

See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                             APRIL 30,
                                                       2004            2005
                                                   ------------    ------------
                                                   (Unaudited)      (Unaudited)

Revenues                                           $     26,333    $       --
                                                   ------------    ------------
Cost of Goods Sold:
 -Product                                                63,403          17,793
 -Software Amortization                                   1,667           3,533
                                                   ------------    ------------

      Total Cost of Goods Sold                           65,070          21,326
                                                   ------------    ------------

Gross Margin on Sales                                   (38,737)        (21,326)
                                                   ------------    ------------

Selling, General and Administrative Expenses            109,899          35,506
Research and Development Expenses                        31,109          26,517
                                                   ------------    ------------
                                                        141,008          62,023
                                                   ------------    ------------

Operating Loss                                         (179,745)        (83,349)
                                                   ------------    ------------
Other(Expense):
  Interest Expense                                      (45,729)        (68,415)
                                                   ------------    ------------
                                                        (45,729)        (68,415)
                                                   ------------    ------------

Net Loss                                           $   (225,474)   $   (151,764)
                                                   ============    ============

Net loss per share                                 $       (.01)   $       (.01)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        21,746,020      21,746,020
                                                   ============    ============


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                              APRIL 30,
                                                          2004          2005
                                                       ---------     ---------
                                                      (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (Loss)                                           $(225,474)    $(151,764)
Add: Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:
  Depreciation and Amortization                           20,021        18,926
  Amortization of deferred compensation                    2,813         1,875

  Changes in Assets and Liabilities:
    Accounts Receivable                                  (10,487)         --
    Inventory                                              1,538          --
    Prepaid Expenses                                      (5,138)        5,250
    Accounts Payable                                     (22,712)       13,104
    Accrued Expenses                                      17,297       (28,862)
    Accrued Interest Note Payable - Stockholder            8,283        12,301
    Accrued Interest Note Payable - Microphase            37,145        56,023
                                                       ---------     ---------

Net Cash (Used in) Operating Activities                 (176,714)      (73,147)
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash Paid to Purchase Equipment                         (2,780)         --
  Investment in Software and Licenses                    (16,369)         --
                                                       ---------     ---------

Net Cash (Used In) Investing Activities                  (19,149)         --
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Notes Payable - Microphase               197,831        72,897
                                                       ---------     ---------

Net Cash Provided By Financing Activities                197,831        72,897
                                                       ---------     ---------

Net Increase (Decrease) in Cash                            1,968          (250)

Cash at the Beginning of Period                              378         1,873
                                                       ---------     ---------

Cash at the End of Period                              $   2,346     $   1,623
                                                       =========     =========



See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2005
                                   (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

Going Concern

As shown in the accompanying financial statements, the Company reported a net loss of $151,764 during the three months ended April 30, 2005. In addition, cash available at April 30, 2005 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

Management believes that actions presently being taken will need to be further re-aligned or otherwise amended so that the company will be in a position to generate sufficient revenues to provide positive cash flows from operations and that sufficient capital will be available, when required, to permit the Company to realize its plans. However, there can be no assurance that this will occur. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company

In early 2003 the Company determined that the future business focus should be the service base focused on broadband telephony solutions within an alliance or joint venture partnership format. On March 21, 2003, the company disclosed that it was negotiating the sale of its intellectual property software core and related assets. This transaction was completed on May 16, 2003. The terms of the sale included retaining 500,000 customer licenses for its own use.

The Company believes the new business focus will enable the successful commercialization of its operations, allowing it to concentrate on a segment of the IP telephony industry in which the Company believes it can successfully compete. Moving forward, the Company is providing commercialized GHTS (Global Hosted Telephony Solutions) solutions using the 500,000 retained licenses from the sale of its intellectual property.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2005
                                   (UNAUDITED)

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

The Global Hosted Telephony Solutions Alliance Program (GHTSAP) is a multi-tiered Partnership program designed to drive innovation and awareness in the broadband telephony services market using the VoicePak brand of products. This is accomplished by creating a business alliance with existing licensed telephony providers with a subscriber base. The GHTS Alliance Program creates integrated and interoperable voice solutions, which enable high-value and high-margin services to be delivered to existing subscribers through the VoicePak brand of products and the PacketPort.com, Inc. Soft Central Office.

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

NOTE 4-RELATED PARTY INFORMATION

The Company leased approximately 1,000 square feet for $6,000 per month through June 30, 2004 and $5,000 per month thereafter on a month-to-month basis from Microphase Corporation, a company that concurrently employs the Company's president and vice president. The monthly rent also includes certain administrative support services supplied by Microphase.

The Company's president is the 100% owner of PacketPort, Inc. The Company owed the Company president $630,341 and $642,642 at January 31, 2005 and April 30, 2005, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of cash advances from the Company president, unpaid executive consulting fees and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2005
                                   (UNAUDITED)

payable to the Company's President upon demand. The Company incurred interest expense to the Company's president of $8,283 and $12,301 which are included in interest expense in the three-month periods ended April 30, 2004 and 2005, respectively.

The Company owed Microphase Corporation $2,890,456 and $3,019,376 at January 31,2005 and April 30, 2005, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is payable to Microphase upon demand. Additional advances made by Microphase during the three-month period ended April 30, 2005 totaled $72,897. The Company incurred interest expense to Microphase Corporation of $37,145 and $56,023 for the three-month periods ended April 30, 2004 and 2005, respectively. These amounts are included in interest expense for the two periods.

Janifast Limited, a manufacturer in China for which the Company president and vice president are significant shareholders, owed the Company $10,315 at both January 31, 2005 and April 30, 2005. The amount, which is included in prepaid expenses and other current assets at each balance sheet date represent VoicePak Phone inventory components that the Company purchased on behalf of Janifast Limited, less amounts billed to the Company by Janifast Limited for completed VoicePak Phones.

NOTE 5-EQUITY TRANSACTIONS

There were no transactions in which the Company issued its securities during the three months ended April 30, 2005.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. In fiscal 1997, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan as required by APB Opinion No.25. During fiscal 2004, the Company adopted the disclosure only provisions of FASB Statement No. 123 and SFAS 148, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the method selected by the Company, stock-based employee compensation cost recognized in Fiscal 2005 and 2006 is still based upon the intrinsic method prescribed in Accounting Principles Board Opinion No. 25 which is measured as the excess, if any, of the quoted market price over the exercise price on the date of the grant to all employee awards granted since March, 1997. The following table illustrates the effect on net income and earnings per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2005
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                               April 30,
                                                           2004         2005

     Net(loss), as reported                             $(225,474)   $(151,764)

     Add: Stock-based employee compensation

         expense included in reported net income,
         net of related tax effects                         2,183        1,875

         Deduct: Total stock-based compensation
         expense determined under fair value
         based method for all awards, net of
         related tax effects                               (4,550)      (3,913)
                                                        ---------    ---------

         Proforma net loss                              $(227,841)   $(153,802)
                                                        =========    =========
Loss per share:

  Basic and diluted - as reported                       $    (.01)   $    (.01)
                                                        =========    =========

  Basic and diluted - proforma                          $    (.01)   $    (.01)
                                                        =========    =========
NOTE 6-CONTINGENCIES

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

The Company, the officers, the directors at that time and the employee believe that these proposed charges are without foundation and each intends to vigorously dispute the matter should any or all of such charges be filed. To date, no such charges have been filed.

Customer Support and End User Licenses

The Company has been notified by the Buyer of its technology assets that it no longer plans on supporting the technology utilized in the Company's end user licenses that the Company retained in the asset sale. The Company believes it can find alternative sources for technical support.

Legal Proceedings

From time to time the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2005
                                   (UNAUDITED)


Warranties

The Company offers a 90-day warranty on the hardware and peripheral products that it currently markets. The Company's expenses in connection with such warranties have been minimal.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of the Company's management.

FORWARD-LOOKING INFORMATION

The statements in this Report on Form 10-QSB that are not statements of historical fact constitute "forward-looking statements." Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performances or achievements, expressly predicted or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects," "intends," "goals," "estimates," "projects," "plans," "anticipates," "should," "future," "believes," and "scheduled."

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

RESULTS OF OPERATIONS

Three months ended April 30, 2004 vs. April 30, 2005:

NET LOSS

The Company reported a net loss of $225,474 for the three months ended April 30, 2004 as compared to a net loss of $151,764 for the three months ended April 30, 2005. This represents a loss per share of $(.01) for both three month periods. This $73,710 decrease in net loss for the three months ended April 30, 2004 compared to the three months ended April 30, 2005 was primarily due to the following factors:

REVENUES

For the three month period ended April 30, 2005, revenues decreased by $26,333 from the three month period ended April 30, 2004, from $26,333 to $0. Management expects revenues to eventually occur should the Company form new business partners who will utilize and otherwise assist the Company in obtaining revenue generating uses for the 500,000 subscriber licenses, or "end user licenses", the Company presently has available, without further costs, from the License Agreement.

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

COST OF GOODS SOLD

Cost of goods sold decreased by $43,744 from $65,070 to $21,326 for the three months ended April 30, 2004 and 2005, respectively. The decrease in cost of goods sold was due to lower product administration overhead costs for business services, as a result of manpower reductions, and the lack of revenue.

Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold incurred by the Company were for fixed production department administrative overhead expenses.

Software amortization costs, included in cost of goods sold, for the three months ended April 30, 2004 and 2005, were $1,667 and $3,533, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $74,393 for the three months ended April 30, 2004 and 2005 from $109,899 to $35,506, respectively. The decrease in expenses is attributable to lower legal and professional services and lower payroll costs from reduced headcounts.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred research, development and capitalized software and licensing costs of $47,478 and $26,517 for the three months ended April 30, 2004 and 2005, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product, and licenses purchased from third parties. For the three months ended April 30, 2004 and 2005 the amounts capitalized were $16,369 and $0, respectively. These amounts consist of specifically identified internal salaries, research department direct and indirect overhead costs and purchased licenses and software.

Research and development expenses decreased by $4,592 from $31,109 in the three month period ended April 30, 2004 to $26,517 in the three month period ended April 30, 2005.

NET LOSS PER SHARE

For both three month periods ended April 30, 2004 and 2005, the Company reported a net loss per share of $.01 based upon weighted average shares outstanding of 21,746,020 for both three month periods.


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

The Company, the officers, the directors at that time and the employee believe that these proposed charges are without foundation and each intends to vigorously dispute the matter should any or all of such charges be filed. To date, no such charges have been filed.

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

FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends

ASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

RESEARCH AND DEVELOPMENT

The Company incurred research and development expenses of $31,109 and $26,517 for the three month periods ended April 30, 2004 and 2005, respectively. The Company's research and development activities seek to maintain market competitiveness and inter-operability by designing and developing world-class products.

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

The Company has been notified by the Buyer of its technology assets that it no longer plans on supporting the technology utilized in the Company's end user licenses that the Company retained in the asset sale. The Company believes it can find alternative sources for technical support.

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

CUSTOMER SUPPORT AND WARRANTY

The Company offers a 90 day warranty on all products that it markets. Customers are entitled to receive telephone hotline access, field support and periodic software updates. Customers return defective product for repair to PacketPort.com, Inc. Costs incurred as a result of "In Warranty" repairs and returns have not been material in the past.

COMPETITION

The Company's markets are extremely competitive. Competitors of the Company's various product lines include:

For the VoicePak SATP (including S.C.O. products): Vonage, Packet 8 and ATT Call Vantage

For the VoicePak IAD device: Audiocodes, MediaTrix, Cisco, and various manufacturers in the far east.

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

EMPLOYEES

As of April 30, 2005, the Company has two executive officers and one product development personnel, for a total of three employees.

Moving forward, the Company anticipates hiring additional technical support and sales and marketing personnel commensurate with revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2005 the Company had a working capital deficit of $4,199,984 as compared to a working capital deficit of $4,069,021 at January 31, 2005. The $130,963 increase in working capital deficit for the three-month period was principally due to the $151,764 current period loss. At April 30, 2005 the Company had cash of $1,623 and accounts receivable, net of reserve of $0. Cash used in operating activities of $73,147 for the three month period ended April 30, 2005 primarily consisted of the net loss and net reductions to accrued expenses, offset by non-cash charges for depreciation and amortization and net increases in accounts payable and accrued interest on Notes Payable to Microphase and stockholder. The Company also received additional net cash infusions of $72,897 from Microphase.

During both the three-month periods ended April 30, 2004 and 2005, the Company has had insignificant revenue. During the recent three month period ended April 30, 2005, the Company reported a net loss of $151,764. The Company's Independent Registered Public Accountant's prior year report on the Company's Financial Statements expressed doubt whether the Company has the ability to continue as a going concern. The Company may need to incur legal fees or additional technological costs, or both, in order to utilize its current licenses. Additionally, management is considering alternative plans to capitalize on its licenses including a capital transaction with a co-venturer. There can be no assurance the Company can realign its present level of operations to attain economic viability. Furthermore, the Company's operations for the three month periods ended April 30, 2004 and 2005 have been subsidized with loans from a related party which has no obligation to continue such financing. (See also Risk Factors).

The outcome of the above contingencies and uncertainties will be determined by several factors including:

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

RISK FACTORS

WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORESEEABLE FUTURE.

We expect operating losses and negative cash flow for the foreseeable future as we must invest in marketing and promotional activities, acquisitions, technology and operating systems. We cannot be certain when and if we will achieve sufficient revenues, in relation to expenses, to become profitable. We believe that increasing our revenues will depend in large part on our ability to:

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

Our success depends upon effective planning and growth management. Excluding part-time employees, at April 30, 2005 we had a total of three employees. We intend to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

PART II  OTHER INFORMATION

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS 31, 32: OFFICER CERTIFICATIONS Pgs. 28-34

REPORTS ON FORM 8-K: None.

                              PACKETPORT.COM, INC.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 14th day of June, 2005


                                    PACKETPORT.COM, INC.

                                    By: /s/ RONALD A. DURANDO
                                    -------------------------
                                    Ronald A. Durando
                                    CHAIRMAN, CHIEF EXECUTIVE OFFICER,
                                    PRESIDENT


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME                                 TITLE                     DATE


/s/ RONALD A. DURANDO      Chairman, Chief Executive       June 14, 2005
---------------------      Officer, President
Ronald A. Durando


/s/ GUSTAVE T. DOTOLI      Director, Chief Operating       June 14, 2005
---------------------      Officer, Chief Financial
Gustave T. Dotoli          Officer

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

       c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

       d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially effected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

       5      The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Dated: June 14, 2005            /s/ RONALD A. DURANDO
                                ---------------------
                                Ronald A. Durando
                                Chairman, Chief Officer, and President

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

       c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

       d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially effected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

       5      The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Dated: June 14, 2005            /s/ GUSTAVE T. DOTOLI
                                ---------------------
                                Gustave T. Dotoli
                                Chief Operating Officer,
                                Chief Financial Officer

EXHIBIT 32.1

                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Ronald A. Durando, Chairman, Chief Executive Officer, and President "principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended April 30, 2005 of the Registrant (the "Report"):

       (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: June 14, 2005            /s/ RONALD A. DURANDO
                                ---------------------
                                Ronald A. Durando
                                Chairman, Chief
                                Officer, and President

EXHIBIT 32.2

                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Ronald A. Durando, Chairman, Chief Executive Officer, and President "principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended April 30, 2005 of the Registrant (the "Report"):

       (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: June 14, 2005            /s/ GUSTAVE T. DOTOLI
                                ---------------------
                                Gustave T. Dotoli
                                Chief Operating Officer,
                                Chief Financial Officer