Form 10QSB
period 2005-07-31
PACKETPORT COM
filed 2005-09-14
CIK 833203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934


                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)has been subject to such filing requirements for the past 90 days.

                                 Yes /X/ No / /

     State the number of shares outstanding of each of the issuer's Classes of Common Equity, as of the latest practicable date.

     Number of shares outstanding of the issuer's Common Stock as of September 13, 2005 was 21,933,520.



Traditional Small Business Disclosure Format (check one):

                                 Yes / / No /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                     FOR THE SIX MONTHS ENDED JULY 31, 2005



PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements:

   Balance Sheets-January 31, 2005 and July 31, 2005(Unaudited)................3

  (Unaudited) Statements of Operations-Three Months ended
     July 31, 2004 and 2005....................................................4

  (Unaudited) Statements of Operations-Six Months ended
     July 31, 2004 and 2005....................................................5

  (Unaudited) Statements of Cash Flows-Six Months ended
   2004 and 2005...............................................................6

  (Unaudited) Notes to Financial Statements.................................7-11

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................12-22


       Item 3. Controls and Procedures........................................23

PART II. OTHER INFORMATION....................................................23

       Item 1. Legal Proceedings..............................................23
       Item 2. Changes in Securities..........................................23

       Item 3. Defaults Upon Senior Securities................................23

       Item 4. Submission of Matters to a Vote of Security Holders............23

       Item 6. Exhibits and Reports on Form 8-K...............................23

    Signatures................................................................24

                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                  JANUARY 31,        JULY 31,
                                                     2005              2005
                                                 ------------      ------------
                                                                    (Unaudited)
    ASSETS
Cash                                            $      1,873       $        888
Accounts Receivable                                        -                  -
Inventory                                             14,862                  -
Prepaid Expenses and Other Current Assets             22,178             11,058
                                                ------------       ------------
      Total Current Assets                            38,913             11,946
                                                ------------       ------------
Machinery & equipment:
  Machinery & Equipment, at cost                     367,028              7,549
  Less: Accumulated Depreciation                    (321,405)            (7,549)
                                                ------------       ------------
      Machinery & Equipment, net                      45,623                  -
                                                ------------       ------------
Other Assets:
  Software and Licenses                               48,633                  -
  Less: Accumulated Amortization                     (15,267)                 -
                                                ------------       ------------
      Total Other Assets                              33,366                  -
                                                ------------       ------------

      Total Assets                              $    117,902       $     11,946
                                                ============       ============

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                              $    214,119       $    226,483
  Taxes Payable                                        1,000              1,000
  Accrued Expenses                                   372,018            332,021
  Note Payable - Stockholder                         630,341            655,661
  Note Payable - Microphase Corporation            2,890,456          3,142,387
                                                ------------       ------------

      Total Current Liabilities                    4,107,934          4,357,552
                                                ------------       ------------

      Total Liabilities                            4,107,934          4,357,552
                                                ------------       ------------
Stockholders' equity (deficit):
  Common Stock, $.003 Par Value, 149,000,000
   shares authorized, 21,746,020 and 21,933,520
   shares issued and outstanding at January 31, 2005
   and July 31, 2005, respectively                    65,238             65,801
  Capital in Excess of Par Value                  22,204,580         22,211,517
  Deferred Compensation                               (4,375)              (625)
  Accumulated Deficit                            (26,255,475)       (26,622,299)
                                                ------------       ------------

      Total Stockholders' Equity (Deficit)        (3,990,032)        (4,345,606)
                                                ------------       ------------
      Total Liabilities and Stockholders'
        Equity (Deficit)                        $    117,902       $     11,946
                                                ============       ============

See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                              JULY 31,
                                                       2004            2005
                                                   ------------    ------------
                                                   (Unaudited)    (Unaudited)

Revenues                                           $          -    $          -
                                                   ------------    ------------
Cost of Goods Sold:
 -Product                                                46,633          30,387
 -Software Amortization                                   1,666           3,532
                                                   ------------    ------------

      Total Cost of Goods Sold                           48,299          33,919
                                                   ------------    ------------

Gross Margin on Sales                                   (48,299)        (33,919)
                                                   ------------    ------------

Selling, General and Administrative Expenses            147,655          41,336
Research and Development Expenses                        29,918          23,220
                                                   ------------    ------------
                                                        177,573          64,556
                                                   ------------    ------------

Operating Loss                                         (225,872)        (98,475)
                                                   ------------    ------------
Other(Expense):
  Interest Expense                                      (49,638)        (73,760)
  Impairment of Long-Lived Assets                             -         (42,825)
                                                   ------------    ------------
                                                        (49,638)       (116,585)
                                                   ------------    ------------

Net Loss                                           $   (275,510)   $   (215,060)
                                                   ============    ============

Net loss per share                                 $       (.01)   $       (.01)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        21,746,020      21,884,607
                                                   ============    ============


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE SIX MONTHS ENDED
                                                             JULY 31,
                                                       2004            2005
                                                   ------------    ------------
                                                   (Unaudited)    (Unaudited)

Revenues                                           $     26,333    $          -
                                                   ------------    ------------
Cost of Goods Sold:
 -Product                                               110,036          48,180
 -Software Amortization                                   3,333           7,065
                                                   ------------    ------------

      Total Cost of Goods Sold                          113,369          55,245
                                                   ------------    ------------

Gross Margin on Sales                                   (87,036)        (55,245)
                                                   ------------    ------------

Selling, General and Administrative Expenses            257,554          76,842
Research and Development Expenses                        61,027          49,737
                                                   ------------    ------------
                                                        318,581         126,579
                                                   ------------    ------------

Operating Loss                                         (405,617)       (181,824)
                                                   ------------    ------------
Other(Expense):
  Interest Expense                                      (95,367)       (142,175)
  Impairment of Long-Lived Assets                             -         (42,825)
                                                   ------------    ------------
                                                        (95,367)       (185,000)
                                                   ------------    ------------

Net Loss                                           $   (500,984)   $   (366,824)
                                                   ============    ============

Net loss per share                                 $       (.02)   $       (.02)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        21,746,020      21,816,462
                                                   ============    ============


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      FOR THE SIX MONTHS ENDED
                                                               JULY 31,
                                                           2004          2005
                                                        ---------     ----------
                                                       (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                            $(500,984)     (366,824)
Add: Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:
  Depreciation and Amortization                            39,751        36,164
  Amortization of deferred compensation                     9,688         3,750
  Impairment of Long-Lived Assets                               -        42,825
  Inventory Writedowns                                          -        14,862
  Changes in Assets and Liabilities:
    Accounts Receivable                                    11,551             -
    Inventory                                                 118             -
    Prepaid Expenses                                       (6,646)       11,120
    Accounts Payable                                      (11,380)       12,364
    Accrued Expenses                                       46,292       (32,497)
    Accrued Interest Note Payable - Stockholder            16,566        25,320
    Accrued Interest Note Payable - Microphase             77,937       116,737
    Deferred Revenue and Deposits                             875             -
                                                        ---------     ---------

Net Cash (Used in) Operating Activities                  (316,232)     (136,179)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid to Purchase Equipment                          (2,780)            -
  Investment in Software and Licenses                     (23,833)            -
                                                        ---------     ---------

Net Cash (Used In) Investing Activities                   (26,613)            -
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Notes Payable - Microphase                346,443       135,194
                                                        ---------     ---------

Net Cash Provided By Financing Activities                 346,443       135,194
                                                        ---------     ---------

Net Increase (Decrease) in Cash                             3,598          (985)
Cash at the Beginning of Period                               378         1,873
                                                        ---------     ---------

Cash at the End of Period                               $   3,976     $     888
                                                        =========     =========

See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

Going Concern

As shown in the accompanying financial statements, the Company reported a net loss of $366,824 during the six months ended July 31, 2005. In addition, cash available at July 31, 2005 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2006 and to continue its commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

1. Raise additional working capital through borrowing or through issuing equity.

2. Negotiate alliances with strategic co-venturers and reseller partners ("seller affiliates") in the IP Telephony industry; negotiate terms with existing trade creditors and strategic vendors.

3.   Commence revenue producing activities and ultimately attain profitability.

4.   Evaluate new directions for the company.

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

The Company

On May 16, 2003, PacketPort.com, Inc. ("Packetport") sold to Themis Computer, certain software, licenses, customers and other assets pursuant to a sale and leaseback transaction in which the assets transferred under the Asset Purchase Agreement ("APA") and license rights to the software reverted back to PacketPort pursuant to the License Agreement ("License Agreement" and collectively "the Agreements"). Under the Agreements, the perpetual licenses belong to PacketPort and are activated technologically through software "keys" held by the owner of the software, currently, Transcom, Ltd. an Australian company ("Transcom"). The Agreements contain certain revenue-sharing obligations by Themis, and certain support obligations by Themis and now inherited by Transcom pursuant to its claim of having inherited rights under the Agreements. PacketPort had claims for support registered with Portelis when Themis sold the assets to Transcom in November 2004.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)

PacketPort continued to assert its claim for support and revision update against Transcom and Themis following the November 2004 transaction, as well as a claim for entitlement to revenue-sharing under the Agreements as a result of the sale of the relevant products to Transcom by Themis, and correspondingly by a partnership between Transcom International Limited and Australian Internet Service Provider Chariot Limited. Transcom and Themis to date have refused to make payment and/or to provide the required revision, for which PacketPort considers them to be in breach of the Agreements.

In a letter dated June 22, 2005 Transcom notified PacketPort that it had terminated the License Agreement and refused to issue further keys because of the alleged failure of PacketPort to be all-inclusive in a periodic report of information already held by Transcom. PacketPort believes that its report was as required by the Agreement, and that Transcom is seeking a means of eliminating PacketPort's right to use of the licenses to which PacketPort took ownership upon the closing of its transaction with Themis. PacketPort is evaluating its legal options currently with its legal advisors.

The Company believes that, without the 500,000 licenses it rightfully owns, its only alternative is to negotiate alliances with strategic co-venturers and reseller partners in the IP Telephony industry.

As a result of the uncertainty relating to the possible termination of the License Agreement, discussed above, the Company determined that most of its long-lived assets became impaired. The Company consequently wrote off machinery & equipment, software and licenses with a combined net book value of $42,825 at July 31, 2005. The Company also wrote off - to cost of goods sold - $14,862 of inventory.

The PacketPort.com, Inc. hosted VoIP solutions is an Internet centric business partnership program, depending exclusively for access on either dial up or broadband connectivity for the delivery of services. The strategy takes advantage of the convergence of several worldwide trends in technology, international communications policy, and international regulations, as well as the fundamental dynamics of global economics of telecommunications.

The partnership program is designed to drive innovation and awareness in the broadband telephony services market using hosted solutions and the VoicePak brand of products. Utilizing the technology provided by strategic co-venturers, and delivering a turnkey solution to existing licensed telephony providers with a subscriber base provides high-value and high-margin services.

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)


NOTE 3-RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 2, "Accounting for Research and Development Costs."

NOTE 4-RELATED PARTY INFORMATION

The Company leased approximately 1,000 square feet for $6,000 per month through June 30, 2004, $5,000 per month from July 1, 2004 through June 30, 2005 and $2,500 per month thereafter, on a month-to-month basis from Microphase Corporation, a company that concurrently employs the Company's president and vice president. The monthly rent also includes certain administrative support services supplied by Microphase.

The Company's president is the 100% owner of PacketPort, Inc. The Company owed the Company president $630,341 and $655,661 at January 31, 2005 and July 31, 2005, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of cash advances from the Company president, unpaid executive consulting fees and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is payable to the Company's President upon demand. The Company incurred interest expense to the Company's president of $16,566 and $25,320 which are included in interest expense in the six-month periods ended July 31, 2004 and 2005, respectively.

The Company owed Microphase Corporation $2,890,456 and $3,142,387 at January
31, 2005 and July 31, 2005, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is payable to Microphase upon demand. Additional advances made by Microphase during the six-month period ended July 31, 2005 totaled $135,194. The Company incurred interest expense to Microphase Corporation of $77,937 and $116,737 for the six-month periods ended July 31, 2004 and 2005, respectively. These amounts are included in interest expense for the two periods.

Janifast Limited, a manufacturer in China for which the Company president and vice president are significant shareholders, owed the Company $10,315 at both January 31, 2005 and July 31, 2005. The amount, which is included in prepaid expenses and other current assets at each balance sheet date represent VoicePak Phone inventory components that the Company purchased on behalf of Janifast Limited, less amounts billed to the Company by Janifast Limited for completed VoicePak Phones.

NOTE 5-EQUITY TRANSACTIONS

On May 24, 2005, the Company issued 187,500 shares of its common stock to settle a liability of $7,500 in accrued professional fees.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)

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


                                                       FOR THE SIX MONTHS ENDED
                                                                July 31,
                                                           2004          2005
                                                        ---------     ---------
Net(loss), as reported                                  $(500,984)    $(366,824)

   Add: Stock-based employee compensation
        expense included in reported net income,
        net of related tax effects                          9,688         3,750

        Deduct: Total stock-based compensation
        expense determined under fair value
        based method for all awards, net of
        related tax effects                               (20,189)       (7,825)
                                                        ---------     ---------

        Proforma net loss                               $(511,485)    $(370,899)
                                                        =========     =========
Loss per share:

  Basic and diluted - as reported                       $    (.02)    $    (.02)
                                                        =========     =========

  Basic and diluted - proforma                          $    (.02)    $    (.02)
                                                        =========     =========
NOTE 6-CONTINGENCIES

SEC Investigation

In April 2000, the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005
                                   (UNAUDITED)


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

Customer Support and End User Licenses

As explained in Note 1 above, the Company has been notified by the Buyer of its technology assets that it no longer plans on supporting the technology utilized in the Company's end user licenses that the Company retained in the asset sale. The Company was further notified on June 22, 2005 by the Buyer that the License Agreement was terminated and that no new licenses would be issued. The Company believes it can find alternative sources for technical support.

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

RESULTS OF OPERATIONS

Three months ended July 31, 2004 vs. July 31, 2005:

NET LOSS

The Company reported a net loss of $275,510 for the three months ended July 31, 2004 as compared to a net loss of $215,060 for the three months ended July 31, 2005. This represents a loss per share of $(.01) for both three month periods. This $60,450 decrease in net loss for the three months ended July 31, 2004 compared to the three months ended July 31, 2005 was primarily due to the following factors:

REVENUES

For the three month periods ended July 31, 2004 and July 31, 2005, the Company had no revenues. Management hopes revenues to eventually occur should the Company form new business partnerships.


 We anticipate that these business partnerships can be capitalized or otherwise funded with third party investments of our selling partners' working capital.

COST OF GOODS SOLD

Cost of goods sold decreased by $14,380 from $48,299 to $33,919 for the three months ended July 31, 2004 and 2005, respectively. The decrease in cost of goods sold was due to lower product administration overhead costs for business services, as a result of manpower reductions and shrinking operations, offset by inventory writedowns in the current quarter.

Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold incurred by the Company were for fixed production department administrative overhead expenses.

Software amortization costs, included in cost of goods sold, for the three months ended July 31, 2004 and 2005, were $1,666 and $3,532, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $106,319 for the three months ended July 31, 2004 and 2005 from $147,655 to $41,336, respectively. The decrease in expenses is attributable to lower legal and professional services and lower payroll costs from reduced headcounts.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred research, development and capitalized software and licensing costs of $37,382 and $23,220 for the three months ended July 31, 2004 and 2005, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product, and licenses purchased from third parties. For the three months ended July 31, 2004 and 2005 the amounts capitalized were $7,464 and $0, respectively. These amounts consist of specifically identified internal salaries, research department direct and indirect overhead costs and purchased licenses and software.

Research and development expenses decreased by $6,698 from $29,918 in the three month period ended July 31, 2004 to $23,220 in the three month period ended July 31, 2005.

IMPAIRMENT OF LONG-LIVED ASSETS

As a result of the uncertainty relating to the possible termination of the License Agreement, discussed above, the Company determined that most of its long-lived assets became impaired. The Company consequently wrote-off machinery & equipment, software and licenses with a combined net book value of $42,825 at July 31, 2005.


NET LOSS PER SHARE

For both three month periods ended July 31, 2004 and 2005, the Company reported a net loss per share of $.01, based upon weighted average shares outstanding of 21,746,020 and 21,884,607 for the respective three month periods.

Six months ended July 31, 2004 vs. July 31, 2005:

NET LOSS

The Company reported a net loss of $500,984 for the six months ended July 31, 2004 as compared to a net loss of $366,824 for the six months ended July 31, 2005. This represents a loss per share of $(.02) for both six month periods. This $134,160 decrease in net loss for the six months ended July 31, 2004 compared to the six months ended July 31, 2005 was primarily due to the following factors:

REVENUES

For the six month period ended July 31, 2005, revenues decreased by $26,333 from the six month period ended July 31, 2004, from $26,333 to $0. Management hopes revenues to eventually occur should the Company form new business partnerships.

We anticipate that these business partnerships can be capitalized or otherwise funded with third party investments of our selling partners' working capital. The Company intends to receive at least 10% of the net revenue of such partnerships

COST OF GOODS SOLD

Cost of goods sold decreased by $58,124 from $113,369 to $55,245 for the six months ended July 31, 2004 and 2005, respectively. The decrease in cost of goods sold was due to lower product administration overhead costs for business services, as a result of manpower reductions and shrinking operations, offset by inventory writedowns in the current quarter.

Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold incurred by the Company were for fixed production department administrative overhead expenses.

Software amortization costs, included in cost of goods sold, for the six months ended July 31, 2004 and 2005, were $3,333 and $7,065, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $180,712 for the six months ended July 31, 2004 and 2005 from $257,554 to $76,842, respectively. The decrease in expenses is attributable to lower legal and professional services and lower payroll costs from reduced headcounts.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred research, development and capitalized software and licensing costs of $84,860 and $49,737 for the six months ended July 31, 2004 and 2005, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product, and licenses purchased from third parties. For the six months ended July 31, 2004 and 2005 the amounts capitalized were $23,833 and $0, respectively. These amounts consist of specifically identified internal salaries, research department direct and indirect overhead costs and purchased licenses and software.

Research and development expenses decreased by $11,290 from $61,027 in the six month period ended July 31, 2004 to $49,737 in the six month period ended July 31, 2005.


IMPAIRMENT OF LONG-LIVED ASSETS

As a result of the uncertainty relating to the possible termination of the License Agreement, discussed above, the Company determined that most of its long-lived assets became impaired. The Company consequently wrote-off machinery & equipment, software and licenses with a combined net book value of $42,825 at July 31, 2005.

NET LOSS PER SHARE

For both six month periods ended July 31, 2004 and 2005, the Company reported a net loss per share of $.02, based upon weighted average shares outstanding of 21,746,020 and 21,816,462 for the respective six month periods.

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

TECHNOLOGY OVERVIEW

PacketPort.com is implementing its plan to provide IP Telephony solutions and service for a wide range of telephony applications for the Internet. PacketPort.com is doing this by negotiating alliances with strategic co-venturers and reseller partners in the IP Telephony industry to utilize the capabilities of broadband DSL, cable, and wireless, as well as circuit based T1, E1 and SS7/C7.


VOICEPAK SOFT CLIENT USB PHONE

VoicePak Soft Client with the USB Phone uses an industry standard control protocol to communicate to third party soft switches. The VoicePak Soft Client with USB phone provides the greatest functionality using dial-up or Broadband Internet access. The VoicePak Soft Client with USB Phone is a cross-platform global telephony business solution.

As a commodity product, it is compatible with Microsoft Windows operating systems and has a built-in microphone, speaker, USB interface, DSP and volume control. The VoicePak USB Phone requires no additional drivers and works in conjunction with popular IP based communications programs, such as, SKYPE, NetMeeting, GoogleTalk and Net2Phone.

HOSTED TELEPHONY PARTNERSHIP PROGRAM

The PacketPort.com, Inc. hosted VoIP solutions is an Internet centric business partnership program, depending exclusively for access on either dial up or broadband connectivity for the delivery of services. The strategy takes advantage of the convergence of several worldwide trends in technology, international communications policy, and international regulations, as well as the fundamental dynamics of global economics of telecommunications.

The partnership program is designed to drive innovation and awareness in the broadband telephony services market using hosted solutions and the VoicePak brand of products. Utilizing the technology provided by strategic co-venturers, and delivering a turnkey solution to existing licensed telephony providers with a subscriber base provides high-value and high-margin services.



RESEARCH AND DEVELOPMENT

The Company incurred research and development expenses of $61,027 and $49,737 for the six month periods ended July 31, 2004 and 2005, respectively. The Company's research and development activities seek to eventually maintain market competitiveness and inter-operability by designing and developing world-class products.

The Company's product solutions include an open API - jointly developed with our partner, Italphone - which provides the flexibility needed to develop a wide range of business solutions for implementing various IP Telephony services, such as: On-net to On-net, On-net to Off-net and Off-net to On-net.

Future R&D will be outsourced to outside technology houses to develop other leading edge technology.

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


CUSTOMER SUPPORT AND WARRANTY

The Company offers a 90 day warranty on all products that it manufacturers. Customers are entitled to receive telephone hotline access, field support and periodic software updates. Customers may return defective product for repair to PacketPort.com, Inc. Costs incurred as a result of "In Warranty" repairs and returns have not been material in the past.

COMPETITION


The Company's markets are extremely competitive. Competitors of VoIP solutions and the company's product include:

For VoIP solutions: Vonage,  Packet 8 and ATT Call Vantage.

For the USB VoicePak Phone: QiiQ Communications, Welltech and Zipcom other similar phones.

Management believes that its strategic co-venturers' products possess certain competitive advantages including being carrier class and scalable to a high density. However, given the competitive nature of the industry, no assurance can be given that the Company can achieve a commercially successful market for these products or that competitors will not develop similar or better products than the Company's present line in the future. The Company does not presently possess a meaningful market share in the flexible packet gateway industry and many of the Company's competitors have greater financial and other resources and more substantial marketing capabilities than the Company.

PATENTS, TRADEMARKS & COPYRIGHTS

The Company has obtained a registration for its VoicePak - trademark from the U.S. Patent and Trademark Office.

EMPLOYEES

As of July 31, 2005, the Company has two executive officers and one product development personnel, for a total of three employees.

Moving forward, the Company anticipates hiring additional technical support and sales and marketing personnel commensurate with revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2005 the Company had a working capital deficit of $4,345,606 as compared to a working capital deficit of $4,069,021 at January 31, 2005. The $276,585 increase in working capital deficit for the six-month period was principally due to the $366,824 current period loss. At July 31, 2005 the Company had cash of $888 and no accounts receivable. Cash used in operating activities of $136,179 for the six month period ended July 31, 2005 primarily consisted of the net loss and net reductions to accrued expenses, offset by non-cash charges for depreciation and amortization, impairment of long-lived assets and inventory write-downs, and net increases in accounts payable and accrued interest on Notes Payable to Microphase and Stockholder. The Company received advances of $135,194 from Microphase during the six-month period.

During both the six-month periods ended July 31, 2004 and 2005, the Company has had insignificant revenue. During the recent six month period ended July 31, 2005, the Company reported a net loss of $366,824. The Company's Independent Registered Public Accountant's prior year report on the Company's Financial Statements expressed doubt whether the Company has the ability to continue as a going concern. The Company may need to incur legal fees or additional technological costs, or both, in order to utilize or obtain access to its current licenses. There can be no assurance the Company can realign its present level of operations to attain economic viability. Furthermore, the Company's operations for the six month periods ended July 31, 2004 and 2005 have been subsidized with loans from a related party which has no obligation to continue such financing. (See also Risk Factors).

The outcome of the above contingencies and uncertainties will be determined by several factors including:

     (1)  satisfy its current obligations,

     (2)  continue its deployment of products and solutions, and

     (3) successfully implement its plans to market business solutions through its business affiliates.

     (4)  Evaluating new directions for the company

We do expect that, in connection with any prospective growth of the Company's products and solutions, which would require a change in the current level of operations or other form of operating re-alignment or capitalization, we may be able to generate revenue and attract investors through public or private offerings of our common stock or otherwise obtain financing, including co-venturing with selling partners. We intend that these business partnerships can be capitalized or otherwise funded with third party investments of our selling partners' working capital. The Company intends to receive at least 10% of the net revenue of such partnerships. However, there can be no assurance that the Company's efforts to attain profitability will be successful, that the Company will generate sufficient revenue to provide positive cash flows from operations or that sufficient capital will be available, when required, to permit the company to realize its plans.


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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

Our success depends upon effective planning and growth management. Excluding part-time employees, at July 31, 2005 we had a total of three employees. We intend to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

     NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS 31, 32: OFFICER CERTIFICATIONS Pgs. 25-30

REPORTS ON FORM 8-K: None.

                              PACKETPORT.COM, INC.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 14th day of September, 2005


                                    PACKETPORT.COM, INC.

                                    By: /s/ RONALD A. DURANDO
                                    -------------------------
                                    Ronald A. Durando
                                    CHAIRMAN, CHIEF EXECUTIVE OFFICER,
                                    PRESIDENT


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME                                 TITLE                     DATE


/s/ RONALD A. DURANDO      Chairman, Chief Executive       September 14, 2005
---------------------      Officer, President
Ronald A. Durando


/s/ GUSTAVE T. DOTOLI      Director, Chief Operating       September 14, 2005
---------------------      Officer, Chief Financial
Gustave T. Dotoli          Officer

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


Dated: September 14, 2005            /s/ RONALD A. DURANDO
                                --------------------------
                                Ronald A. Durando
                                Chairman, Chief Officer, and President

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



Dated: September 14, 2005            /s/ GUSTAVE T. DOTOLI
                                --------------------------
                                Gustave T. Dotoli
                                Chief Operating Officer,
                                Chief Financial Officer

EXHIBIT 32.1

                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Ronald A. Durando, Chairman, Chief Executive Officer, and President "principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended July 31, 2005 of the Registrant (the "Report"):

       (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: September 14, 2005            /s/ RONALD A. DURANDO
                                --------------------------
                                Ronald A. Durando
                                Chairman, Chief
                                Officer, and President

EXHIBIT 32.2

                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Ronald A. Durando, Chairman, Chief Executive Officer, and President "principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended July 31, 2005 of the Registrant (the "Report"):

       (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: September 14, 2005            /s/ GUSTAVE T. DOTOLI
                                --------------------------
                                Gustave T. Dotoli
                                Chief Operating Officer,
                                Chief Financial Officer