Form 10QSB
period 2005-10-31
PACKETPORT COM
filed 2005-12-15
CIK 833203

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

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

     Number of shares outstanding of the issuer's Common Stock as of December 13, 2005 was 21,933,520.



Traditional Small Business Disclosure Format (check one):

                                 Yes / / No /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2005

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements:

  Balance Sheets-January 31, 2005 and October 31, 2005(Unaudited)............. 3

 (Unaudited) Statements of Operations-Three Months ended
    October 31, 2004 and 2005................................................. 4

 (Unaudited) Statements of Operations-Nine Months ended
    October 31, 2004 and 2005................................................. 5

 (Unaudited) Statements of Cash Flows-Nine Months ended
    October 31, 2004 and 2005................................................. 6

 (Unaudited) Notes to Financial Statements................................. 7-11

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................... 12-22

    Item 3. Controls and Procedures.......................................... 22

PART II. OTHER INFORMATION................................................... 22

    Item 1. Legal Proceedings................................................ 22

    Item 2. Changes in Securities............................................ 23

    Item 3. Defaults Upon Senior Securities.................................. 23

    Item 4. Submission of Matters to a Vote of Security Holders.............. 23

    Item 6. Exhibits and Reports on Form 8-K................................. 23

    Signatures............................................................... 24

                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                     JANUARY 31,    OCTOBER 31,
                                                        2005           2005
                                                   ------------    ------------
                                                                    (Unaudited)
    ASSETS
Cash                                               $      1,873    $      1,228

Inventory                                                14,862              --
Prepaid Expenses and Other Current Assets                22,178              --
                                                   ------------    ------------
      Total Current Assets                               38,913           1,228
                                                   ------------    ------------
Machinery & equipment:
  Machinery & Equipment, at cost                        367,028           7,549
  Less: Accumulated Depreciation                       (321,405)         (7,549)
                                                   ------------    ------------
      Machinery & Equipment, net                         45,623              --
                                                   ------------    ------------
Other Assets:
  Software and Licenses                                  48,633              --
  Less: Accumulated Amortization                        (15,267)             --
                                                   ------------    ------------
      Total Other Assets                                 33,366              --
                                                   ------------    ------------

      Total Assets                                 $    117,902    $      1,228
                                                   ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                 $    214,119    $    220,831
  Taxes Payable                                           1,000           1,000
  Accrued Expenses                                      372,018         331,649
  Note Payable - Stockholder                            630,341         669,395
  Note Payable - Microphase Corporation               2,890,456       3,252,372
                                                   ------------    ------------

      Total Current Liabilities                       4,107,934       4,475,247
                                                   ------------    ------------

      Total Liabilities                               4,107,934       4,475,247
                                                   ------------    ------------
Stockholders' equity (deficit):
  Common Stock, $.003 Par Value, 149,000,000
    shares authorized, 21,746,020 and 21,933,520
    shares issued and outstanding at January
    31,2005 and October 31, 2005, respectively           65,238          65,801
  Capital in Excess of Par Value                     22,204,580      22,211,517
  Deferred Compensation                                  (4,375)             --
  Accumulated Deficit                               (26,255,475)    (26,751,337)
                                                   ------------    ------------

      Total Stockholders' Equity (Deficit)           (3,990,032)     (4,474,019)
                                                   ------------    ------------
      Total Liabilities and Stockholders'
        Equity (Deficit)                           $    117,902    $      1,228
                                                   ============    ============

See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                           OCTOBER 31,
                                                     2004             2005
                                                 ------------      ------------
                                                 (Unaudited)       (Unaudited)

Revenues                                         $         --      $         --
                                                 ------------      ------------
Cost of Goods Sold:
 -Product                                              26,413            12,557
 -Software Amortization                                 1,667                --
                                                 ------------      ------------
      Total Cost of Goods Sold                         28,080            12,557
                                                 ------------      ------------
Gross Margin on Sales                                 (28,080)          (12,557)
                                                 ------------      ------------
Selling, General and Administrative Expenses           47,255            25,298
Research and Development Expenses                      28,120            12,119
                                                 ------------      ------------
                                                       75,375            37,417
                                                 ------------      ------------

Operating Loss                                       (103,455)          (49,974)
                                                 ------------      ------------
Other(Expense):
  Interest Expense                                    (55,264)          (79,064)
  Impairment of Long-Lived Assets                          --                --
                                                 ------------      ------------
                                                      (55,264)          (79,064)
                                                 ------------      ------------

Net Loss                                         $   (158,719)     $   (129,038)
                                                 ============      ============

Net loss per share                               $       (.01)     $       (.01)
                                                 ============      ============

Weighted Average Number of Shares Outstanding      21,746,020        21,933,520
                                                 ============      ============


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE NINE MONTHS ENDED
                                   OCTOBER 31,
                                                       2004            2005
                                                   ------------    ----------
                             (Unaudited) (Unaudited)

Revenues                                         $     26,333      $         --
                                                 ------------      ------------
Cost of Goods Sold:
 -Product                                             136,449            60,737
 -Software Amortization                                 5,000             7,065
                                                 ------------      ------------
      Total Cost of Goods Sold                        141,449            67,802
                                                 ------------      ------------
Gross Margin on Sales                                (115,116)          (67,802)
                                                 ------------      ------------

Selling, General and Administrative Expenses          304,809           102,140
Research and Development Expenses                      89,147            61,856
                                                 ------------      ------------
                                                      393,956           163,996
                                                 ------------      ------------

Operating Loss                                       (509,072)         (231,798)
                                                 ------------      ------------
Other(Expense):
  Interest Expense                                   (150,631)         (221,239)
  Impairment of Long-Lived Assets                          --           (42,825)
                                                 ------------      ------------
                                                     (150,631)         (264,064)
                                                 ------------      ------------

Net Loss                                         $   (659,703)     $   (495,862)
                                                 ============      ============

Net loss per share                               $       (.03)     $       (.02)
                                                 ============      ============

Weighted Average Number of Shares Outstanding      21,746,020        21,855,910
                                                 ============      ============


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       FOR THE NINE MONTHS ENDED
                                                               OCTOBER 31,
                                                           2004          2005
                                                        ---------     ---------
                                                        (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (Loss)                                            $(659,703)    $(495,862)
Add: Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:
  Depreciation and Amortization                            58,449        36,164
  Amortization of deferred compensation                    11,563         4,375
  Impairment of Long-Lived Assets                              --        42,825
  Settlement Loss-Janifast Receivable                          --        10,315
  Inventory Writedowns                                         --        14,862
  Changes in Assets and Liabilities:
    Accounts Receivable                                    11,551            --
    Inventory                                                 (33)           --
    Prepaid Expenses                                         (937)       11,863
    Accounts Payable                                       (5,326)       14,212
    Accrued Expenses                                       44,329       (40,369)
    Accrued Interest Note Payable - Stockholder            25,637        39,054
    Accrued Interest Note Payable - Microphase            123,382       182,067
    Deferred Revenue and Deposits                             875            --
                                                        ---------     ---------

Net Cash (Used in) Operating Activities                  (377,687)     (180,494)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash Paid to Purchase Equipment                          (2,780)           --
  Investment in Software and Licenses                     (23,833)           --
                                                        ---------     ---------

Net Cash (Used In) Investing Activities                   (26,613)           --
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Notes Payable - Microphase                404,580       179,849
                                                        ---------     ---------

Net Cash Provided By Financing Activities                 404,580       179,849
                                                        ---------     ---------

Net Increase (Decrease) in Cash                               280          (645)

Cash at the Beginning of Period                               378         1,873
                                                        ---------     ---------

Cash at the End of Period                               $     658     $   1,228
                                                        =========     =========

See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

Going Concern

As shown in the accompanying financial statements, the Company reported a net loss of $495,862 during the nine months ended October 31, 2005. In addition, cash available at October 31, 2005 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

The Company

On May 16, 2003, PacketPort.com, Inc. ("Packetport") sold to Themis Computer, certain software, licenses and other assets pursuant to a sale and leaseback transaction in which the assets transferred under the Asset Purchase Agreement ("APA") and license rights to the software reverted back to PacketPort pursuant to the License Agreement ("License Agreement" and collectively "the Agreements"). Under the Agreements, the perpetual licenses belong to PacketPort and are activated technologically through software "keys" held by the owner of the software, currently, Transcom, Ltd. an Australian company ("Transcom"). The Agreements contain certain revenue-sharing obligations by Themis, and certain support obligations by Themis and now inherited by Transcom pursuant to its claim of having inherited rights under the Agreements. PacketPort had claims for support registered with Portelis when Themis sold the assets to Transcom in November 2004.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (UNAUDITED)

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

As a result of the uncertainty relating to the possible termination of the License Agreement, discussed above, the Company determined that most of its long-lived assets became impaired. At July 31, 2005, the Company consequently wrote off machinery & equipment, software and licenses with a combined net book value of $42,825. The Company also wrote off - to cost of goods sold - $14,862 of inventory.

The PacketPort.com, Inc. hosted VoIP solutions is an Internet centric business partnership program, depending exclusively for access on either dial up or broadband connectivity for the delivery of services. The strategy takes advantage of the fundamental dynamics of global economics of telecommunications.

The program is designed to drive innovation and awareness in the broadband telephony services market using hosted solutions. Utilizing the technology provided by strategic co-venturers, and delivering a turnkey solution to existing licensed telephony providers with a subscriber base provides high-value and high-margin services.

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (UNAUDITED)
NOTE 3-RESEARCH AND DEVELOPMENT

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

The Company's president is the 100% owner of PacketPort, Inc. The Company owed the Company president $630,341 and $669,395 at January 31, 2005 and October 31, 2005, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of cash advances from the Company president, unpaid executive consulting fees and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is payable to the Company's President upon demand. The Company incurred interest expense to the Company's president of $25,637 and 39,054 which are included in interest expense in the nine-month periods ended October 31, 2004 and 2005, respectively.

The Company owed Microphase Corporation $2,890,456 and $3,252,372 at January
31, 2005 and October 31, 2005, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is payable to Microphase upon demand. Additional advances made by Microphase during the nine-month period ended October 31, 2005 totaled $179,849. The Company incurred interest expense to Microphase Corporation of $123,382 and $182,067 for the nine-month periods ended October 31, 2004 and 2005, respectively. These amounts are included in interest expense for the two periods.

Janifast Limited, a manufacturer in China for which the Company president and vice president are significant shareholders, owed the Company $10,315 at January 31, 2005 and $0 at October 31, 2005, respectively. The amount, which was included in prepaid expenses and other current assets at January 31, 2005, represented VoicePak Phone inventory components that the Company purchased on behalf of Janifast Limited, less amounts billed to the Company by Janifast Limited for completed VoicePak Phones. The amount was written off during the quarter ended October 31, 2005.

NOTE 5-EQUITY TRANSACTIONS

On May 24, 2005, the Company issued 187,500 shares of its common stock to settle a liability of $7,500 in professional fees.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (UNAUDITED)

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

                            FOR THE NINE MONTHS ENDED
                                   October 31,

                                                           2004          2005
                                                        ---------     ---------

Net(loss), as reported                                  $(659,703)    $(495,862)

Add:    Stock-based employee compensation
        expense included in reported net income,
        net of related tax effects                         11,563         4,375

Deduct: Total stock-based compensation
        expense determined under fair value
        based method for all awards, net of
        related tax effects                               (24,128)       (9,129)
                                                        ---------     ---------

      Proforma net loss                                 $(672,268)    $(500,616)
                                                        =========     =========
Loss per share:

  Basic and diluted - as reported                       $    (.03)    $    (.03)
                                                        =========     =========

  Basic and diluted - proforma                          $    (.03)    $    (.03)
                                                        =========     =========


NOTE 6-CONTINGENCIES

SEC Investigation

In April 2000, the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (UNAUDITED)

The Company was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. ("Packetport") and its Officer's and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1934. At that time these persons deny any violation of law on their part and intend to vigorously contest such recommendation or action, if any.

On November 15, 2005, the Commission filed a civil enforcement action against 6 individuals and 4 companies as a result of its investigation, in federal district court in the State of Connecticut, alleging various violations of the Securities Act of 1933 including Sections 5, Section 17(a) and the Securities Exchange Act of 1934 including Sections 10b, Rule 10b-5, Section 12, Section 13,
Section 16 in connection with the purchase and sale of stock of Packetport in the period on or about December 14, 1999 into February of 2000. The defendants include the CEO and COO of PacketPort as well as Microphase Corporation, a privately held Connecticut corporation, that shares common management with PacketPort. The CEO and COO of PacketPort and Microphase Corporation deny any violation of the law by each or any of them and intend to vigorously contest all charges set forth in such enforcement action by the Commission.


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

Legal Proceedings

>From time to time the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

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

RESULTS OF OPERATIONS

Three months ended October 31, 2004 vs. October 31, 2005:

NET LOSS

The Company reported a net loss of $158,719 for the three months ended October 31, 2004 as compared to a net loss of $129,038 for the three months ended October 31, 2005. This represents a loss per share of $(.01) for both three month periods. This $29,681 decrease in net loss for the three months ended October 31, 2004 compared to the three months ended October 31, 2005 was primarily due to the following factors:

REVENUES

For the three month periods ended October 31, 2004 and October 31, 2005, the Company had no revenues. Management hopes revenues to eventually occur should the Company form new business partnerships.

COST OF GOODS SOLD

Cost of goods sold decreased by $15,523 from $28,080 to $12,557 for the three months ended October 31, 2004 and 2005, respectively. The decrease in cost of goods sold was due to lower product administration overhead costs for business services, as a result of manpower reductions and shrinking operations, offset by the 10,315 write-off of the Janifast Receivable in the current quarter.

Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold incurred by the Company were for fixed production department administrative overhead expenses.

Software amortization costs, included in cost of goods sold, for the three months ended October 31, 2004 and 2005, were $1,667 and $0, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $21,957 for the three months ended October 31, 2004 and 2005 from $47,255 to $25,298, respectively. The decrease in expenses is attributable to lower legal and professional services and lower payroll costs from reduced headcounts.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred research, development and capitalized software and licensing costs of $28,120 and $12,119 for the three months ended October 31, 2004 and 2005, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product, and licenses purchased from third parties. For both three months periods ended October 31, 2004 and 2005, the amounts capitalized were $0. These amounts normally consisted of specifically identified internal salaries, research department direct and indirect overhead costs and purchased licenses and software.

Research and development expenses decreased by $16,001 from $28,120 in the three month period ended October 31, 2004 to $12,119 in the three month period ended October 31, 2005.



NET LOSS PER SHARE

For both three month periods ended October 31, 2004 and 2005, the Company reported a net loss per share of $.01, based upon weighted average shares outstanding of 21,746,020 and 21,933,520 for the respective three month periods.

Nine months ended October 31, 2004 vs. October 31, 2005:

NET LOSS

The Company reported a net loss of $659,703 for the nine months ended October 31, 2004 as compared to a net loss of $495,862 for the nine months ended October 31, 2005. This represents a loss per share of $(.03) and $(.02) for the nine month periods ended October 31, 2004 and 2005, respectively. This $163,841 decrease in net loss for the nine months ended October 31, 2004 compared to the nine months ended October 31, 2005 was primarily due to the following factors:

REVENUES

Revenues decreased by $26,333, from $26,333 for the nine month period ended October 31, 2004 to $0 for the nine month period ended October 31, 2005. Management hopes revenues to eventually occur should the Company form new business partnerships.

COST OF GOODS SOLD

Cost of goods sold decreased by $73,647 from $141,449 to $60,737 for the nine months ended October 31, 2004 and 2005, respectively. The decrease in cost of goods sold was due to lower product administration overhead costs for business services, as a result of manpower reductions and shrinking operations, offset by inventory writedowns and the write-off of the Janifast receivable.

Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold incurred by the Company were for fixed production department administrative overhead expenses.

Software amortization costs, included in cost of goods sold, for the nine months ended October 31, 2004 and 2005, were $5,000 and $7,065, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $202,669 for the nine months ended October 31, 2004 and 2005 from $304,809 to $102,140, respectively. The decrease in expenses is attributable to lower legal and professional services and lower payroll costs from reduced headcounts.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred research, development and capitalized software and licensing costs of $112,980 and $61,856 for the nine months ended October 31, 2004 and 2005, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product, and licenses purchased from third parties. For the nine months ended October 31, 2004 and 2005 the amounts capitalized were $23,833 and $0, respectively. These amounts consist of specifically identified internal salaries, research department direct and indirect overhead costs and purchased licenses and software.

Research and development expenses decreased by $27,291 from $89,147 in the nine month period ended October 31, 2004 to $61,856 in the nine month period ended October 31, 2005.

IMPAIRMENT OF LONG-LIVED ASSETS

As a result of the uncertainty relating to the possible termination of the License Agreement, discussed above, the Company determined that most of its long-lived assets became impaired. At July 31, 2005, the Company consequently wrote-off machinery & equipment, software and licenses with a combined net book value of $42,825.


NET LOSS PER SHARE

For the nine month periods ended October 31, 2004 and 2005, the Company reported a net loss per share of $.03 and $.02, respectively, based upon weighted average shares outstanding of 21,746,020 and 21,855,910 for the respective nine month periods.

CONTINGENCIES

SEC Investigation

In April 2000, the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

The Company was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. ("Packetport") and its Officer's and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1934. At that time these persons deny any violation of law on their part and intend to vigorously contest such recommendation or action, if any.

On November 15, 2005, the Commission filed a civil enforcement action against 6 individuals and 4 companies as a result of its investigation, in federal district court in the State of Connecticut, alleging various violations of the Securities Act of 1933 including Sections 5, Section 17(a) and the Securities Exchange Act of 1934 including Sections 10b, Rule 10b-5, Section 12, Section 13,
Section 16 in connection with the purchase and sale of stock of Packetport in the period on or about December 14, 1999 into February of 2000. The defendants include the CEO and COO of PacketPort as well as Microphase Corporation, a privately held Connecticut corporation, that shares common management with PacketPort. The CEO and COO of PacketPort and Microphase Corporation deny any violation of the law by each or any of them and intend to vigorously contest all charges set forth in such enforcement action by the Commission.


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

PLAN OF OPERATIONS

THE MARKET FOR IP TELEPHONY

Deregulation and the Internet have revolutionized the 100-year old public telephone network worldwide. Up and coming next generation service providers are beginning to drive global territorial stakes in the telecom terrain. Voice over Internet Protocol (VOIP) voice technology removes this limitation and is inherently suited to hosted voice services because of its distributed nature. Reports suggests that the combined worldwide revenues for hosted VoIP services, including IP-PBX, video-conferencing, contact center and unified communications are expected to grow from $46 million in 2001 to $36.5 billion in 2008.

TECHNOLOGY OVERVIEW

PacketPort.com is attempting to implement its plan to provide hosted IP Telephony solutions and service for telephony applications by forming alliances with strategic co-venturers and reseller partners in the IP Telephony industry, to utilize the capabilities of broadband DSL, cable, and wireless networks.

VOICEPAK SOFT CLIENT USB PHONE

VoicePak Soft Client with the USB Phone uses an industry standard control protocol to communicate to third party service providers. The VoicePak Soft

Client with USB phone is useable on dial-up or Broadband Internet access. The VoicePak Soft Client with USB Phone is a cross-platform global telephony business solution.

As a commodity product, it is compatible with Microsoft Windows operating systems and has a built-in microphone, speaker, USB interface, DSP and volume control. The VoicePak USB Phone requires no additional drivers and works in conjunction with popular IP based communications programs, such as, SKYPE, NetMeeting, GoogleTalk and Net2Phone.

HOSTED IP TELEPHONY PROGRAM

The PacketPort.com, Inc. hosted VoIP solution is an Internet centric business program, depending exclusively for access on either dial up or broadband connectivity for the delivery of services. The strategy takes advantage of the dynamics of global economics of telecommunications. The program is designed to utilize the technology provided by strategic co-venturers, and deliver a turnkey VOIP solution to providers with a subscriber base.


RESEARCH AND DEVELOPMENT

The Company incurred research and development expenses of $89,147 and $61,856 for the nine month periods ended October 31, 2004 and 2005, respectively. The Company's research and development activities seek to eventually maintain market competitiveness and inter-operability by designing and developing world-class products.

The Company's USB product include an open API - jointly developed with our partner, Italphone - which provides the flexibility needed to develop a wide range of business solutions for implementing various IP Telephony services, such as: On-net to On-net, On-net to Off-net and Off-net to On-net. Future R&D will be outsourced to outside technology houses to develop other leading edge technology.


NEWCHIP SRL

NewChip SrL, based in Milan, Italy, developer of the New Voice DSP040 Handset, has entered into a Purchase and Manufacture Agreement granting PacketPort.com worldwide exclusive rights to manufacture and distribute their USB NewVoice DSP041 Handset under the VoicePak USB Phone name.

EYEP MEDIA SA

EyeP Media, based in Yverdon-les-bains, Switzerland, develops VOIP PC based software products. The company has a license agreement to purchase this software at very attractive prices. The VoicePak Soft Client with the USB Phone complements the VoicePak family of products within the hosted solution.


CUSTOMER SUPPORT AND WARRANTY

The Company offers a 90 day warranty on any products that it manufacturers. Customers are entitled to receive telephone hotline access and periodic software updates. Customers may return defective product for repair to the Company. Costs incurred as a result of "In Warranty" repairs and returns have not been material in the past.

COMPETITION

The Company's markets are extremely competitive. Competitors of VoIP solutions and the company's product include:

For VoIP solutions: Vonage, Packet 8 and ATT Call Vantage.

For the USB VoicePak Phone: QiiQ Communications, Welltech and other similar phones from Asia.

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

EMPLOYEES

As of October 31, 2005, the Company has two executive officers and one product development/marketing personnel, for a total of three employees.

Moving forward, the Company anticipates hiring additional technical support and sales and marketing personnel commensurate with revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2005 the Company had a working capital deficit of $4,474,019 as compared to a working capital deficit of $4,069,021 at January 31, 2005. The $404,998 increase in working capital deficit for the nine-month period was principally due to the $495,862 current period loss. At October 31, 2005 the Company had cash of $1,228 and no accounts receivable. Cash used in operating activities of $180,494 for the nine month period ended October 31, 2005 primarily consisted of the net loss and net reductions to accrued expenses, offset by non-cash charges for depreciation and amortization, impairment of long-lived assets and inventory write-downs, write-off of the Janifast receivable and net increases in accounts payable and accrued interest on Notes Payable to Microphase and Stockholder. The Company received advances of $179,849 from Microphase during the nine-month period.

During both the nine-month periods ended October 31, 2004 and 2005, the Company has had insignificant revenue. During the recent nine month period ended October 31, 2005, the Company reported a net loss of $495,862. The Company's Independent Registered Public Accountant's prior year report on the Company's Financial Statements expressed doubt whether the Company has the ability to continue as a going concern. The Company may need to incur legal fees or additional technological costs, or both, in order to utilize or obtain access to its current licenses. There can be no assurance the Company can realign its present level of operations to attain economic viability. Furthermore, the Company's operations for the nine month periods ended October 31, 2004 and 2005 have been subsidized with loans from a related party which has no obligation to continue such financing. (See also Risk Factors).

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

Our success depends upon effective planning and growth management. Excluding part-time employees, at October 31, 2005 we had a total of three employees. We intend to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

The Company was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. ("Packetport") and its Officer's and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1934. At that time these persons deny any violation of law on their part and intend to vigorously contest such recommendation or action, if any.

On November 15, 2005, the Commission filed a civil enforcement action against 6 individuals and 4 companies as a result of its investigation, in federal district court in the State of Connecticut, alleging various violations of the Securities Act of 1933 including Sections 5, Section 17(a) and the Securities Exchange Act of 1934 including Sections 10b, Rule 10b-5, Section 12, Section 13,
Section 16 in connection with the purchase and sale of stock of Packetport in the period on or about December 14, 1999 into February of 2000. The defendants include the CEO and COO of PacketPort as well as Microphase Corporation, a privately held Connecticut corporation, that shares common management with PacketPort. The CEO and COO of PacketPort and Microphase Corporation deny any violation of the law by each or any of them and intend to vigorously contest all charges set forth in such enforcement action by the Commission.

>From time to time the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS 31, 32: OFFICER CERTIFICATIONS Pgs. 25-30

REPORTS ON FORM 8-K: None.

                              PACKETPORT.COM, INC.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 14th day of December, 2005


                                    PACKETPORT.COM, INC.

                                    By: /s/ RONALD A. DURANDO
                                    -------------------------
                                    Ronald A. Durando
                                    CHAIRMAN, CHIEF EXECUTIVE OFFICER,
                                    PRESIDENT


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME                                 TITLE                       DATE


/s/ RONALD A. DURANDO      Chairman, Chief Executive       December 14, 2005
---------------------      Officer, President
Ronald A. Durando


/s/ GUSTAVE T. DOTOLI      Director, Chief Operating       December 14, 2005
---------------------      Officer, Chief Financial
Gustave T. Dotoli          Officer

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


Dated: December 14, 2005        /s/ RONALD A. DURANDO
                                ---------------------
                                Ronald A. Durando
                                Chairman, Chief Officer, and President

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



Dated: December 14, 2005        /s/ GUSTAVE T. DOTOLI
                                ---------------------
                                Gustave T. Dotoli
                                Chief Operating Officer,
                                Chief Financial Officer

EXHIBIT 32.1

                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Ronald A. Durando, Chairman, Chief Executive Officer, and President "principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended October 31, 2005 of the Registrant (the "Report"):

       (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: December 14, 2005        /s/ RONALD A. DURANDO
                                ---------------------
                                Ronald A. Durando
                                Chairman, Chief
                                Officer, and President

EXHIBIT 32.2

                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Ronald A. Durando, Chairman, Chief Executive Officer, and President "principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended October 31, 2005 of the Registrant (the "Report"):

       (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: December 14, 2005        /s/ GUSTAVE T. DOTOLI
                                ---------------------
                                Gustave T. Dotoli
                                Chief Operating Officer,
                                Chief Financial Officer