Form 10KSB
period 2006-01-31
PACKETPORT COM
filed 2006-06-14
CIK 833203

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2006


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

                                 Yes /X/ No / /

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         State issuer's revenues for its most recent fiscal year. None.

         As of May 12, 2006 the aggregate market value of the voting stock held by non-affiliates was approximately $334,670.

         Number of shares outstanding of the issuer's common stock, as of May 12, 2006 was 21,933,520.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BUSINESS

Going Concern

As shown in the accompanying financial statements, the Company reported a net loss from continuing operations of $716,571 during the twelve months ended January 31, 2006. In addition, cash available at January 31, 2006 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2007 and to continue its commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

         1.       Evaluate new directions for the company.

         2. Raise additional working capital through borrowing or through issuing equity.

         3. Negotiate business alliances with existing telephony providers with subscriber and/or customer base, and to review alternatives, if any, for utilization of the Company's VOIP capability.

Management is uncertain if it will be successful in regards to its plans enumerated above in Items 1, 2 or 3.

There is a substantial risk that the Company will not be able to maintain or continue the present operating levels or some other variation or realignment of the same.

Continuing Operations

         PacketPort.com, Inc.'s business is an Internet centric business program geared for delivery of IP based phone services. The strategy takes advantage of the convergence of several worldwide trends in technology, international communications policy, and international regulation, as well as the fundamental dynamics of global economics of telecommunications.

         The business is a two-tiered program. The first is to create business alliances with existing telephony providers with a subscriber and/or customer base and deliver VoIP based services. The second is to make use of a partner's IP based soft switch and provide carrier termination taking advantage of the price arbitrage.

Discontinued Operations

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

In a letter dated June 22, 2005, Transcom notified PacketPort that it had terminated the License Agreement and refused to issue further keys because of the alleged failure of PacketPort to be all-inclusive in a periodic report of information already held by Transcom. PacketPort believes that its report was as required by the Agreement, and that Transcom is seeking a means of eliminating PacketPort's right to use of the licenses to which PacketPort took ownership upon the closing of its transaction with Themis. PacketPort is evaluating its legal options currently with its legal advisors.

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

THE MARKET FOR IP TELEPHONY

         Deregulation and the Internet have revolutionized the 100-year old public telephone network worldwide. Up and coming next generation service providers are beginning to drive global territorial stakes in the telecom terrain. The dramatic rise in Internet use and accompanying growth in data traffic have led service providers to make major investments in high-capacity, packet-based networks to meet consumer demand. On the other hand telecom carriers have dominated the market with services such as Centrex for years, but are limited to the geographical area of the Central Office (CO). Internet Protocol (IP) voice technology (VoIP) removes this limitation and is inherently suited to hosted voice services because of its distributed nature. It is widely accepted that the combined worldwide revenues for hosted VoIP services, including IP-PBX, video- conferencing, contact center and unified communications are expected to grow in the near future into the tens of billions of dollars.

TECHNOLOGY OVERVIEW

         PacketPort.com provides, through a partnership with a Softswitch IP vendor, Telephony solutions and services for a wide range of telephony applications for the Internet including Broadband Phone Services (Vonage-type services). The VoIP solution uses technology based on Sun Microsystems, Inc.'s Solaris operating systems through a WEB Browser interface that manages the Operational, Administration, Maintenance, Billing and Provisioning (OAM&P).

         The Company also developed and manufactures a handset-only VoicePak USB Phone which is used to initiate calls on the Internet from the convenience of a personal computer. These devices are licensed with software to provide a host of IP Telephony services and solutions.


VOICEPAK: USB PHONE

         PacketPort.com's VoicePak Phone is designed to work with any Microsoft based PC. In conjunction with PacketPort.com's software, the VoicePak Phone becomes a cross-platform business VoIP solution. It is compatible with Microsoft Windows operating systems and has a built-in microphone, speaker, USB interface, DSP, and volume control. As a consumer product, the VoicePak Phone requires no additional drivers and works in conjunction with popular telephony programs, such as Dial Pad and Net2Phone.

RESEARCH AND DEVELOPMENT

         The Company incurred research and development expenses in continuing operations of $107,674 and $66,678 for the years ended January 31, 2005 and 2006, respectively.

         The Company's product, a USB handset , includes an open API - jointly developed with our partner, Italphone - which provides the flexibility needed to develop a wide range of business solutions for implementing various IP Telephony services, such as: On-net to On-net, On-net to Off-net and Off-net to On-net.

         Future R&D will be done either in-house or out-sourced to state-of-the-art technology houses.

TECHNOLOGY RELATIONSHIPS and OEM'S with INTER-OPERABILITY with OUR PRODUCTS

         The Company has strong technology relationships, and developed and manufactures a PC USB handset for use with VoIP applications. The more significant relationships are discussed below.


SOLEGY

         Solegy, based in New York, NY, provides pre-built VoIP applications which provide feature rich telephony services with remarkable agility. Their solutions combine rock-solid SUN technology, redundancy and IP servers which result in a scalable and resilient system that fully incorporates real-time rating and charging along with hundreds of other back-office features - all designed to give a competitive edge.


NEWCHIP SRL

         NewChip SrL, based in Milan, Italy, developer of the New Voice DSP040 Handset, has entered into a Purchase and Manufacture Agreement granting PacketPort.com worldwide exclusive rights to manufacture and distribute their USB NewVoice DSP041 Handset under the VoicePak Phone name.

EYEP MEDIA SA

         EyeP Media, based in Yverdon-les-bains, Switzerland, develops, in partnerships with its customers, PC based software products for deployment in the compelling next-generation IP telephony market. The solutions are based on standard protocols such as H.323, MGCP, Session Initiated Protocol (SIP), H.248 and run under various operating systems: Windows (inclusive of Windows CE), UNIX and Linux, PacketPort and EyeP Media reached an agreement in March 2002 for the development of a MGCP PC soft phone client, which controls the VoicePak USB Phone and provides many Class V features.


MARKETING

         The Company markets through direct contacts and a business partner program. The Company's tagline "Enabling Bundled Services Over Broadband" echoes the flexible packet architecture of our product in meeting the long-term needs of the market.

         Our objective is to provide solutions within the IP voice business sector incorporating the following key elements in our strategy:

         -        Leverage our technology relationships;

         -        Expand and broaden our customer base;

         -        Expand our Global Sales;

         The market for VOIP Telephony solutions has become more competitive, and differentiation is increasingly feature-based, demand is rapidly rising for high port density and multi-feature systems, which the Company's product lines address.

SALES

         The Company wishes to form new business partners that will utilize its relationship with its softswitch vendor to promote services and sales of its USB handset phone.


BACKLOG

         As of February 1, 2006 the Company had no backlog.

CUSTOMER SUPPORT AND WARRANTY

         The Company offers a 90 day warranty on all products that it markets. The Company's expenses in connection with such warranties have been minimal.

COMPETITION

         The Company's markets are extremely competitive. Competitors of the Company's product and services include:

         For the VoicePak Phone: QiiQ Communications, Welltech and Zipcom offer similar phones.

         For Broadband Phone Services: Vonage, Packet8, Lingo, and Verizon offer similar services.

         Management believes that given the competitive nature of the industry, no assurance can be given that the Company can achieve a commercially successful market for its products or that its competitors will not develop similar or better products than the Company's present line in the future. The Company does not presently possess a meaningful market share in the flexible packet gateway industry and many of the Company's competitors have greater financial and other resources and more substantial marketing and research capabilities than the Company.

PATENTS, TRADEMARKS & COPYRIGHTS

         The Company has obtained a registration for its VoicePak TM - trademark from the U.S. Patent and Trademark Office.

EMPLOYEES

         As of January 31, 2006, the Company has two executive officers and one product development technical relationship personnel, for a total of three employees. Additional support staff is provided by our alliance partner, Italphone. Moving forward, the Company hopes to hire additional technical support and sales and marketing personnel, commensurate with revenue growth.

ITEM 2. PROPERTIES

         The Company is located at 587 Connecticut Ave, Norwalk, CT and leases approximately 1,000 square feet for $2,500 (reduced from $5,000 effective July 1, 2005) per month, which includes administrative support services on a month-to-month basis, from Microphase Corporation, a related party.

ITEM 3. LEGAL PROCEEDINGS

SEC Investigation

         In April 2000, the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

         The Company was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against Packetport.com, Inc. ("Packetport") and its Officers and Directors. Such recommendation related to alleged civil violations by Packetport and such Officers and Directors of various sections of the Federal Securities Laws. The staff has alleged civil violations of Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchanges Act of 1934.

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

                                  FISCAL YEAR ENDING JANUARY 31,
                               -----------------------------------
                                    2005                2006
                               ---------------     ---------------
                                HIGH     LOW        HIGH     LOW
                               ------   ------     ------   ------
1st quarter                    $  .10   $  .05     $  .04   $  .02
2nd quarter                    $  .06   $  .04     $  .08   $  .03
3rd quarter                    $  .07   $  .01     $  .04   $  .02
4th quarter                    $  .05   $  .01     $  .03   $  .02

SHAREHOLDERS

         As of May 12, 2006, there were approximately 1,000 shareholders of record of the Common Stock of the Company. The Company estimates, based on prior shareholder mailings, that holdings in "street name" represent approximately 4,300 additional beneficial shareholders for a total of approximately 5,300 shareholders of the Company.

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

         The following is a description of transactions in which the Company issued its securities during the fiscal years ended January 31, 2005 and 2006:

ISSUANCES OF THE COMPANY'S SECURITIES DURING FISCAL 2005

         The Company issued no shares of its common stock during the fiscal year ended January 31, 2005, and management extended 1,500,000 finance warrants an additional 5 years through December, 2009.


ISSUANCES OF THE COMPANY'S SECURITIES DURING FISCAL 2006

(1) On May 24, 2005, the Company issued 187,500 shares of its common stock to settle a liability of $7,500 in professional fees.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of the Company's management.

FORWARD-LOOKING INFORMATION

         The statements in this Annual Report on Form 10-KSB that are not statements of historical fact constitute "forward-looking statements." Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performances or achievements, expressly predicted or implied by such forward-looking statements. These forward-looking statements are identified by their use or forms of such terms and phrases as "expects," "intends," "goals," "estimates," "projects," "plans," "anticipates," "should," "future," "believes," and "scheduled."

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

RESULTS OF CONTINUING OPERATIONS

Twelve Months Ended January 31, 2005 vs. January 31, 2006 From Continuing Operations

NET LOSS

         The Company reported a net loss from continuing operations of $716,571 for fiscal year ended January 31, 2006 as compared to a net loss from continuing operations of $786,300 for the prior fiscal year. This represents a loss per share from continuing operations of $(.04) for fiscal year ended January 31, 2005 and $(.03) for fiscal year ended January 31, 2006.

         This $69,729 decrease in the net loss from continuing operations was primarily due to the following factors:

REVENUES

         For the year ended January 31, 2006, revenues from continuing operations decreased by $26,532 from the year ended January 31, 2005, from $26,532 to $0.

COST OF GOODS SOLD

         Cost of goods sold from continuing operations for products, normally consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, were $164,142 and $69,302 for the years ended January 31, 2005 and 2006, respectively.

         The $94,840 decrease in cost of goods sold was due to lower product administration overhead costs for business services as a result of shrinking operations, revenues and manpower levels.

         Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold for continuing operations incurred by the Company in fiscal 2006 were for fixed production department administrative overhead expenses (including idle capacity).

         Software amortization costs from continuing operations, included in cost of goods sold, for the years ended January 31, 2005 and 2006 were $6,667 and $7,065, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses from continuing operations for the fiscal years ended January 31, 2005 and 2006 were $325,944 and $227,907, respectively. The $98,037 decrease in expenses is due to reduced headcounts and related payroll costs, and reduced consulting, legal and professional services.

NET LOSS PER SHARE

         For the years ended January 31, 2005 and 2006 the company reported a net loss per share of $0.04 and a net loss per share of $0.03, respectively, based upon respective weighted average shares outstanding of 21,746,020 and 21,875,472.

         Losses per share cited above were derived from continuing operations, as discontinued operations provided $.00 per share for each year. The $135,116 income from discontinued operations for fiscal 2006 represents non-recurring settlement income relating to the cancellation of accrued charges for an expired warranty claim against the Company.

CRITICAL ACCOUNTING POLICIES

Segregation of Discontinued Operations

         Effective January 31, 2003, the Company discontinued operations relating to the design and development of its primary intellectual property core software. These former activities have been accounted for as discontinued operations in prior year financial statements. Condensed financial information for these discontinued operations is summarized below for fiscal years ended January 31, 2005 and 2006.

                                                 2005       2006

         Total Revenues                       $       -   $       -
         Cost of Goods Sold                           -           -
                                              ---------   ---------

         Gross Margin                                 -           -

         Recurring Expenses                           -           -

         Non Recurring Items:

         Settlement Income                            -     135,116
                                              ---------   ---------

         Income From Discontinued
          Operations                          $       -   $ 135,116
                                              =========   =========



         Settlement income in fiscal 2006 relates to the cancellation of accrued charges with respect to an expired warranty claim against the Company.

RESEARCH, DEVELOPMENT AND CAPITALIZATION OF SOFTWARE

         The Company incurred research, development and capitalized software and licencing costs of $131,507 and $66,678 for the fiscal years ended January 31, 2005 and 2006, respectively

         It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product, and licences and software purchased from third parties. For the fiscal year ended January 31, 2005 and 2006 the amounts capitalized were $23,833 and $0, respectively. These amounts consist purchased licenses and software.

         Research and development expenses decreased by $40,996 from $107,674 in fiscal year ended January 31, 2005 to $66,678 in fiscal year ended January 31, 2006. The decrease was due to cash shortages that resulted in manpower reductions and shrinking operations.

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

New Authoritative Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements will have a significant effect on its Results of Operations, Financial Position or its Cash Flows.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2006 the Company had a working capital deficit of $4,559,612 as compared to a working capital deficit of $4,069,021 at January 31, 2005. The $490,591 increase in working capital deficit for the year was due principally due to the $581,455 current year loss . At January 31, 2006 the Company had cash of $444 and no accounts receivable . Cash used in continuing operating activities of $245,547 for the year ended January 31, 2006 primarily consisted of the net loss from continuing operations and reductions to accrued expenses, offset by non-cash charges for depreciation and amortization, impairment of long-lived assets and inventory write-downs, and net increases in stockholders notes payable and accrued interest on Notes Payable to Microphase and stockholder. The Company also received additional net cash infusions of $244,118 from Microphase.

         The Company incurred a net operating loss from continuing operations of $716,571 for the year ended January 31, 2006. The Company's ability to continue as a going concern and its future success is dependent upon its ability to raise capital in the near term to:

         1.       Evaluate new directions for the company.

         2. Raise additional working capital through borrowing or through issuing equity.

         3. Negotiate business alliances with existing telephony providers with subscriber and/or customer base, and to review alternatives, if any, for utilization of the Company's VOIP capability.

Management is uncertain if it will be successful in regards to its plans enumerated above in Items 1, 2 or 3.

There is a substantial risk that the Company will not be able to maintain or continue the present operating levels or some other variation or realignment of the same.

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

         form strategic alliances to offer programs and products that are attractive to IP telephony subscribers;

         increase awareness of our product utility and develop effective marketing and other promotional activities to drive our volume to profitable levels;

         provide our customers with superior VoIP products and technologies.

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

         Our success depends upon effective planning and growth management. Excluding part-time employees, at January 31, 2006 we had a total of three employees. We intend to continue to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

        None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         DIRECTORS AND OFFICERS. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions and offices with the Company presently held by them.

CURRENT DIRECTORS

1. MR. RONALD A. DURANDO, Age 49. Mr. Durando is a co-founder of mPhase, a small public technology company, and has served as its President and Chief Executive Officer since its inception in October 1996. Prior to joining mPhase Technologies, Inc., Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. In addition, Mr. Durando is concurrently employed as an officer of Microphase Corporation, a leading developer of telecommunications technology. He is also Chairman of the Board of Janifast Limited, for operational and manufacturing companies in Hong Kong and China. On November 26, 1999 Mr. Durando became the Company's Chairman, Chief Executive Officer and President. He is the 100% owner of PacketPort, Inc.

2. MR. GUSTAVE T. DOTOLI, Age 71. Mr. Dotoli has served as the Chief Operating Officer of mPhase since October 1996. In addition, Mr. Dotoli is concurrently employed by Microphase Corporation. He is formerly the President and Chief Executive Officer of the following corporations:
         Imperial Electro-Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc. and Met Pack, Inc. Mr. Dotoli received a B.S. degree in Industrial Engineering from Fairleigh Dickinson University in 1959. On November 26, 1999 he was elected to the Board of Directors and became the Company's Vice President, and Chief Operating Officer.

3. MR. EDWARD J. SUOZZO, Age 45. Mr. Suozzo is a founding member and has been a partner of Schuhalter, Coughlin & Suozzo, P.C., (and its predecessor, Schuhalter, Coughlin & Suozzo, LLC) certified public accountants, since its formation in 1988. He has participated in the firm's four successful peer reviews as members of the SEC practice section of the AICPA, and is responsible for the firm's SEC Accounting Practice. Mr. Suozzo is a 1983 graduate of Rutgers University, and is certified in New York and New Jersey. On October 29, 2003 he was elected to the Board of Directors and he will serve as chairman of the board's audit committee, and will assist the board in fulfilling its increased reporting responsibilities.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation for the years ended January 31, 2006, 2005 and 2004 paid to the Company's Chief Executive Officer and the other named executive officers whose compensation is required to be disclosed pursuant to Item 402(a)(2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended:

                                                      ANNUAL
                                                   COMPENSATION (1)    AWARDS
NAME AND UNDERLYING        FISCAL  SALARY  BONUS     OTHER ANNUAL      SHARES
PRINCIPAL POSITION          YEAR    ($)     ($)    COMPENSATION ($)   OPTIONS

Ronald Durando              2006     -       -        $100,000              -
Chairman, Chief             2005     -       -        $100,000              -
 Executive Officer,         2004     -       -        $100,000        750,000
 President

Gustave Dotoli              2006     -       -               -              -
 Director, Chief            2005     -       -               -              -
 Operating Officer          2004     -       -               -        500,000

(1) Columns entitled "Restricted Stock Award(s)", "LTIP Payouts", and "All Other Compensation" have been excluded because they are not applicable to any fiscal year covered by this table.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of May 12, 2006 certain information regarding the beneficial ownership of shares of our common stock:

         -        by each director;

         - by each person who is known by us to beneficially own 5% or more of the outstanding shares of common stock;

         - by each of our executive officers named in the summary compensation table; and

         -        by all of our executive officers and directors as a group.

                                              COMMON STOCK,
                                                 OPTIONS
                                                AMOUNT AND        PERCENTAGE
                                                 NATURE OF         OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER (1)    BENEFICIAL OWNERSHIP    STOCK(2)

Ronald A. Durando (2)(3)(4)(6)                   7,300,000             29.7%
Gustave T. Dotoli (2)(5)(6)                      1,650,000              7.3%
Edward J. Suozzo (2)                               250,000              1.1%
                                                 ---------         ---------

All executive officers and directors as
a group (3 people)                               9,200,000             38.1%
                                                 =========         =========

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Ave., Norwalk, CT 06854

(2) unless otherwise indicated, Packetport.com, Inc. believe that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 21,933,520 shares outstanding on May 12, 2006, with respect to each such person holding options or warrants to purchase shares that are exercisable within 60 days after May 12, 2006, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants or options: Ronald A. Durando - 1,300,000 options and 1,500,000 warrants; Gustave T. Dotoli - 950,000 options, Edward J. Suozzo - 250,000 options.

(3)      Includes 4,500,000 shares held by Packetport, Inc.

(4)      Includes warrants to purchase 1,500,000 shares held by PacketPort, Inc.

(5) Does not include 600,000 shares held by family members which Mr. Dotoli renounces beneficial ownership.

(6)      Does not include 254,334 shares held by Microphase Corporation.

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

         Ronald A. Durando and Gustave T. Dotoli, the Company's President and Vice President, respectively, are officers and Ronald Durando is a minority shareholder of Microphase Corp., a privately held Connecticut corporation. The Company leases approximately 1,000 square feet from Microphase Corporation, for $2,500 per month ($5,000 per month prior to July 2005)including administrative support services, on a month to month basis. Janifast Limited is a privately held Hong Kong corporation, of which Ronald A. Durando and Gustave T. Dotoli are controlling shareholders. Janifast Limited owns 100% of Janifast Telecommunications (Nanhai) Co., Ltd., which is a manufacturing facility located in mainland China. The two companies collectively called Janifast are tasked with producing the Company's VoicePak Phone. There were no items produced by Janifast for the Company during the two-year period ended January 31, 2006.

         The Company's president is the 100% owner of PacketPort, Inc, the holder of 4,500,000 shares of the Company's common stock and warrants to purchase up to 1,500,000 shares of the Company's common stock. The Company's president earned executive consulting fees of $100,000 for each of the fiscal years ended January 31, 2005 and 2006. The Company's vice president received no consulting fees for either fiscal year.

         The Company owed the Company president $630,341 and $783,966 at January 31, 2005 and 2006, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of cash advances from the Company president, unpaid executive consulting fees and accrued interest. The note is subject to interest at prime plus 3%. The note, including accrued interest, is payable to the Company's president upon demand. The Company incurred interest expense to the Company's president of $35,298 and $53,625 which are included in interest expense and note payable - stockholder in fiscal years ended January 31, 2005 and 2006, respectively.

         The Company owed Microphase Corporation $2,890,456 and $3,387,328 at January 31, 2005 and 2006, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. The note, including accrued interest, is payable to Microphase upon demand. Additional advances made by Microphase during fiscal year ended January 31, 2006 totaled $244,118. The Company incurred interest expense to Microphase Corporation of $174,243 and $252,754 for fiscal years ended January 31, 2005 and 2006, respectively. These amounts are included in interest expense and note payable - Microphase for the two years.

         Janifast Limited is a manufacturer in China for which the Company president and vice president are significant shareholders, owed the Company $10,315 at January 31, 2005 and $0 at January 31, 2006. The amount, which was included in prepaid expenses and other current assets at January 31, 2005, represented VoicePak Phone inventory components that the Company purchased on behalf of Janifast, less amounts billed to the Company by Janifast for completed VoicePak Phones. The amount was written off during the quarter ended October 31, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A)(1) FINANCIAL STATEMENTS.

         The following financial statements are included in Part II, Item 7:

Index to Financial Statements and Schedules...............................F-1

Report of Independent Certified Public Accountants........................F-2

Balance Sheet - January 31, 2006..........................................F-3

Statements of Operations-Two years ended January 31, 2005
 and 2006.................................................................F-4

Statements of Changes in Stockholders' Equity (Deficit)-Two
 years ended January 31, 2005 and 2006....................................F-5

Statements of Cash Flows-Two years ended January 31, 2005
 and 2006.................................................................F-6

Notes to Financial Statements. ...........................................F-7

         (B)  REPORTS ON FORM 8-K

                  NONE

         (C)  EXHIBITS

                  See Exhibit Index (a) 1 - Page 23.

                              PACKETPORT.COM, INC.
                              FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED JANUARY 31, 2006

                                                                            PAGE

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Certified Public Accountants                          F-2

Balance Sheet - January 31, 2006                                            F-3

Statements of Operations-Two years ended January 31, 2005
  and 2006                                                                  F-4

Statements of Changes in Stockholders' Equity (Deficit)-Two
 years ended January 31, 2005 and 2006                                      F-5

Statements of Cash Flows-Two years ended January 31, 2005
  and 2006                                                                  F-6

Notes to Financial Statements                                               F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PacketPort.com, Inc.

We have audited the accompanying balance sheets of PacketPort.com, Inc. as of January 31, 2006 and the related statements of operations, changes in stockholders ' equity and cash flows for the year ended January 31, 2006. These financial statements are the responsibility of the company ' s management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying balance sheet of PacketPort.com, Inc. as of January 31, 2005 and the related statements of operations, changes in stockholders ' equity and cash flows for the years ended January 31, 2005 and 2004 were audited by other auditors whose report dated March 30, 2005, included an explanatory paragraph that noted that the financial statements were prepared under the assumption that the Company would continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company ' s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacketPort.com, Inc. as of January 31, 2006 and the results of its operations and its cash flows for the year ended January 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $581,455 from its continuing operations during the year ended January 31, 2006 and the existing cash is insufficient to fund the Company ' s cash flow needs for the next year. These conditions raise the substantial doubt about its ability to continue as a going concern. Management ' s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Demetrius & Company, L.L.C.
Wayne, New Jersey
May 15, 2006

                              PACKETPORT.COM, INC.
                                  BALANCE SHEET
                                JANUARY 31, 2006

      ASSETS

Cash                                                               $        444


      Total Current Assets                                                  444
                                                                   ------------

Machinery & equipment:
  Machinery & Equipment, at cost                                          7,549
  Less: Accumulated Depreciation                                         (7,549)
                                                                   ------------

      Machinery & Equipment, net                                              -
                                                                   ------------


      Total Assets                                                 $        444
                                                                   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                                 $    206,418
  Taxes Payable                                                           1,000
  Accrued Expenses                                                      181,344
  Note Payable - Stockholder                                            783,966
  Note Payable - Microphase Corporation                               3,387,328
                                                                   ------------

      Total Current Liabilities                                       4,560,056
                                                                   ------------

      Total Liabilities                                               4,560,056
                                                                   ------------

Stockholders' equity (deficit):
 Common Stock, $.003 Par Value, 149,000,000 shares
  authorized, 21,933,520 shares issued and outstanding                   65,801
 Capital in Excess of Par Value                                      22,211,517


      Accumulated Deficit                                           (26,836,930)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                           (4,559,612)
                                                                   ------------

      Total Liabilities and Stockholders' Equity (Deficit)         $        444
                                                                   ============


    The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS

                                                        FOR THE YEAR ENDED
                                                            JANUARY 31,
                                                        2005           2006

Revenues                                           $     26,532    $          -
                                                   ------------    ------------

Cost of Goods Sold:
  Product                                               157,475          62,237
  Software Amortization                                   6,667           7,065
                                                   ------------    ------------

      Total Cost of Goods Sold                          164,142          69,302
                                                   ------------    ------------

Gross Margin (Loss) On Sales                           (137,610)        (69,302)
                                                   ------------    ------------

Selling, General and Administrative Expenses            325,944         227,907
Research and Development                                107,674          66,678
                                                   ------------    ------------

                                                        434,618         294,585
                                                   ------------    ------------

Operating Loss                                         (572,228)       (363,887)
                                                   ------------    ------------

Other Income (Expense):
  Interest Expense                                     (214,072)       (308,859)
  Impairment of Long-Lived Assets                             -         (42,825)
                                                   ------------    ------------

                                                       (214,072)       (351,684)
                                                   ------------    ------------

Loss From Continuing Operations,
  Before Income Taxes                                  (785,300)       (715,571)

Settlement Gain From Discontinued Operations,
  Net of Income Taxes of $0 in 2006 offset by
  benefit from tax loss carryforwards of $0 in
  2006                                                        -         135,116

  Income Taxes                                           (1,000)         (1,000)
                                                   ------------    ------------

      Net Income (Loss)                            $   (786,300)   $   (581,455)
                                                   ============    ============

Loss Per Share:

  Net income (loss) per share from:
    Continuing Operations                          $       (.04)   $       (.03)
    Discontinued Operations                                   -               -
                                                   ------------    ------------
                                                   $       (.04)   $       (.03)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        21,746,020      21,875,472
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                                                PACKETPORT.COM, INC.
                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FROM FEBRUARY 1, 2004 TO JANUARY 31, 2006


                                                            CAPITAL IN
                                         COMMON STOCK        EXCESS OF   COMPENSATION   ACCUMULATED
                                      SHARES      AMOUNT     PAR VALUE     DEFERRED       DEFICIT         TOTALS
Balances, January 31, 2004           21,746,020  $  65,238  $ 22,204,580  $  (17,813)  $(25,469,175)  $ (3,217,170)
 Amortization of deferred employee
 stock option compensation                    -          -             -      13,438              -         13,438

   Net Income                                 -          -             -           -       (786,300)      (786,300)
                                     ----------  ---------  ------------  ----------   ------------   ------------

Balances, January 31, 2005           21,746,020     65,238    22,204,580      (4,375)   (26,255,475)    (3,990,032)

Issuance of common stock
  for services                          187,500        563         6,937           -              -          7,500

Amortization of deferred employee
  stock option compensation                   -          -         4,375           -          4,375

Net Loss                                      -          -             -           -       (581,455)      (581,455)
                                     ----------  ---------  ------------  ----------   ------------   ------------

Balances, January 31, 2006           21,933,520  $  65,801  $ 22,211,517  $        -   $(26,836,930)  $ (4,559,612)
                                     ==========  =========  ============  ==========   ============   ============


                     The accompanying notes are an integral part of these financial statements.


                                                        F-5

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                            FOR THE YEAR ENDED
                                                               JANUARY 31,
                                                            2005         2006
OPERATING ACTIVITIES

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:

Net Loss from continuing operations                      $(786,300)   $(716,571)
Add: Adjustments to Reconcile Net Loss to
 Net Cash Used in Operating Activities:
 Depreciation & Amortization                                77,146       36,164
 Amortization of deferred compensation                      13,438        4,375
 Impairment of Long-Lived Assets                                 -       42,825
 Settlement gains on accounts payable                      (53,703)      (8,255)
 Inventory writedowns                                            -       14,862

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Accounts Receivable                                        11,551            -
 Prepaid Expenses and Other Current Assets                   2,329       11,863
 Inventory                                                   1,727            -
 Accounts Payable                                           (9,345)      18,369
 Deferred Revenue                                              875            -
 Accrued Expenses                                          (87,889)     (54,683)
 Accrued Compensation - Stockholder                        100,000      100,000
 Accrued Interest Note Payable - Stockholder                35,298       53,625
 Accrued Interest Note Payable - Microphase                174,243      252,754
                                                         ---------    ---------

  Net Cash Used in Continuing Operating Activities        (520,630)    (245,547)
                                                         ---------    ---------

CASH FLOWS FROM DISCONTINUED OPERATIONS:

 Net Income from Discontinued Operations                         -      135,116
 Accrued Expenses                                                -     (135,116)
                                                         ---------    ---------
  Net Cash Used in Discontinued Operations                       -            -
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash Paid to Purchase Equipment                            (2,780)          (-)
 Investment in Software and Licenses                       (23,833)          (-)
                                                         ---------    ---------

  Net Cash Used in Investing Activities                    (26,613)          (-)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:


 Proceeds from Advances from Microphase                    548,738      244,118
                                                         ---------    ---------

  Net Cash Provided by Financing Activities                548,738      244,118
                                                         ---------    ---------

Net Increase (Decrease) in Cash                              1,495       (1,429)

Cash at Beginning of Year                                      378        1,873
                                                         ---------    ---------

Cash at End of Year                                      $   1,873    $     444
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2006

NOTE 1-BASIS OF PRESENTATION

         As shown in the accompanying financial statements, the Company incurred a net loss from continuing operations of $716,571 during the year ended January 31, 2006. In addition, cash available at January 31, 2006 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

         The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2007 and to continue its commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

1.       Evaluate new directions for the company.

2. Raise additional working capital through borrowing or through issuing equity.

3. Negotiate business alliances with existing telephony providers with subscriber and/or customer base, and to review alternatives, if any, for utilization of the Company's VOIP capability.

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


NOTE 2-BUSINESS DESCRIPTION

         PacketPort.com, Inc.'s business is an Internet centric business program geared for delivery of IP based phone services. The strategy takes advantage of the convergence of several worldwide trends in technology, international communications policy, and international regulation, as well as the fundamental dynamics of global economics of telecommunications.

         The business is a two-tiered program. The first is to create business alliances with existing telephony providers with a subscriber and/or customer base and deliver VoIP based services. The second is to make use of a partner's IP based soft switch and provide carrier termination taking advantage of the price arbitrage.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2006


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

         Under SFAS 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. Information about the Company's product sales from continuing operations are as follows:

                                                      YEAR ENDING
                                                      JANUARY 31,
                                                     2005      2006
         PRODUCT SALES

         Edge Devices                              $ 2,120   $     -
         Phone Service Fees                         24,412         -
         Software License Revenue                        -         -
         Maintenance and Other                           -         -
                                                   -------   -------

                                                   $26,532   $     -
                                                   =======   =======

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

ACCOUNTS RECEIVABLE

         The Company believes all receivables are collectible unless information to the contrary is obtained. In the event such information is received, the Company establishes an allowance for uncollectible portions. At January 31, 2005 and 2006 the allowance was $2,442 and zero.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2006


SEGREGATION OF DISCONTINUED OPERATIONS

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

In a letter dated June 22, 2005, Transcom notified PacketPort that it had terminated the License Agreement and refused to issue further keys because of the alleged failure of PacketPort to be all-inclusive in a periodic report of information already held by Transcom. PacketPort believes that its report was as required by the Agreement, and that Transcom is seeking a means of eliminating PacketPort's right to use of the licenses to which PacketPort took ownership upon the closing of its transaction with Themis. PacketPort is evaluating its legal options currently with its legal advisors.

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

For the statement of operations for the fiscal years ended January 31, 2005 and 2006, respectively, the revenue and expenses associated with the intellectual properties and other assets sold have been accounted for as discontinued operations in the current financial statements and condensed information is summarized below:

                                                           YEAR ENDING
                                                           JANUARY 31,
                                                         2005        2006

      Total Revenues                                  $       -   $       -
      Cost of Goods Sold                                      -           -
                                                      ---------   ---------

      Gross Margin                                            -           -

      Recurring Expenses                                      -           -

      Non Recurring Items:
      Settlement Income                                       -     135,116
                                                      ---------   ---------

      Income From Discontinued Operations             $       -   $ 135,116
                                                      =========   =========

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2006


         Settlement income in fiscal 2006 relates to the cancellation of accrued charges with respect to an expired warranty claim against the Company.

CASH AND CASH EQUIVALENTS

         The Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at January 31, 2005 and 2006.


SUPPLEMENTAL CASH FLOWS DISCLOSURES

         Cash flows from operating activities for the year ended January 31, 2005 reflects interest paid of $26,304, interest earned of $0 and taxes paid of $1,000. Cash flows from operating activities for the year ended January 31, 2006 reflects interest paid of $2,480, interest earned of $0 and taxes paid of $1,000.

INVENTORY

         Inventory is valued at the lower of cost or market value, using the first-in, first-out (FIFO) method, and consists of:

                                                        YEAR ENDING
                                                        JANUARY 31,
                                                           2006

      Raw Components                                    $    16,654
      Less: Reserve Account                                 (16,654)
                                                        -----------

                                                        $         -
                                                        ===========

MACHINERY AND EQUIPMENT AND CAPITAL LEASES

         Machinery and equipment are stated at cost. Property and equipment are comprised predominantly of computer equipment, furniture and fixtures. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are provided for utilizing the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the years ended January 31, 2005 and 2006 was $67,479 and $29,098, respectively. Effective July 31, 2005, the Company wrote off machinery and equipment with a net book value of $18,084 (cost - $319,829; accumulated depreciation - $301,745) due to the impairment caused by Themis' ceasing its support of the License Agreement, discussed above.

REVENUE RECOGNITION

HARDWARE

         Revenues are recorded when products are shipped.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2006


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

CAPITALIZED SOFTWARE COSTS

         Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to the establishment of technological feasibility to produce the finished product are generally capitalized. No such costs were incurred during fiscal years ended January 31, 2005 and 2006.

         Amortization of prior years capitalized software costs are included in the Cost of Goods Sold section of the Statement of Operations and amounted to $6,667 and $7,065 for the years ended January 31, 2005 and 2006, respectively. The capitalization of such costs and the related amortization is in accordance with SFAS No.86. Effective July 31, 2005, the Company wrote off licenses and software with a net book value of $24,471 (cost - $48,633; accumulated amortization - $23,892) due to the impairment caused by Themis' ceasing its support of the License Agreement, discussed above.


ADVERTISING COSTS

         Advertising costs are expensed as incurred except for direct response advertising, the costs of which are deferred and amortized over the period the related sales are recorded. There was no amortization for direct response advertising costs and the Company incurred no advertising costs and deferred no advertising expenses for the years ended January 31, 2005 and 2006.

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

ACCOUNTING FOR LONG-LIVED ASSETS

         The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. For the year ended January 31, 2006, the Company wrote off net book value of $42,825 of its long-lived assets (machinery and equipment, licenses and software) due to such impairment.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2006


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

New Authoritative Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements will have a significant effect on its Results of Operations, Financial Position or its Cash Flows.


NOTE 5-STOCKHOLDERS' EQUITY

         On October 29, 2003 the Company's shareholders approved an amendment of the Articles of Incorporation to authorize an increase in the capitalization of the Company's common shares from 24,900,000 shares to 149,000,000 shares of common stock utilized.

         The following is a description of transactions in which the Company issued its securities during the fiscal years ended January 31, 2005 and 2006.

(1) The Company issued no shares of its common stock during the fiscal year ended January 31, 2005, management extended finance warrants to purchase 1,500,000 shares or common stock through December, 2009.

(2) The Company issued 187,500 shares of its common stock to settle a liability of $7,500 in professional fees.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2006


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

         There were no options granted in fiscal 2005 or fiscal 2006.

         The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. In fiscal 1997, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan as required by APB Opinion No.25. During fiscal 2004, the Company adopted the disclosure only provisions of FASB Statement No. 123 and SFAS 148, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the method selected by the Company, stock-based employee compensation cost recognized in 2005 and 2006 is still based upon the intrinsic method prescribed in Accounting Principles Based Opinion No. 25 which is measured as the excess, if any, of the quoted market price over the exercise price on the date of the grant to all employee awards granted since March, 1997. The following table illustrates the effect on net income and earnings per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.

                                                             YEAR ENDING
                                                             JANUARY 31,
                                                          2005           2006
                                                        ---------     ---------

Net income (loss), as reported                          $(786,300)    $(581,455)
Add:  Stock-based employee compensation expense
included in reported net income, net of related
tax effects                                                13,438         4,375
Deduct:  Total stock-based compensation expense
determined under fair value based method for
all awards, net of related tax                            (28,041)       (9,129)
                                                        ---------     ---------

Proforma net loss                                       $(800,903)    $(586,209)
                                                        =========     =========

Loss per share
  Basic and diluted -  as reported                      $    (.04)    $    (.03)
                                                        =========     =========
  Basic and diluted - proforma                          $    (.04)    $    (.03)
                                                        =========     =========

         For the years ended January 31, 2005 and 2006, the Company recorded non-cash charges for option awards totaling $0 and $0 and deferred compensation totaling $13,438 and $4,375, respectively.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2006


Options Outstanding

         The following table summarizes the changes in stock options outstanding to directors, employees and consultants for shares of the Company's common stock:

                                  STOCK OPTIONS
                         Weighted average exercise price
Outstanding at:
   January 31, 2004                                 4,398,065      $   .60
    Granted                                                 -            -
    Exercised                                               -            -
    Expired/Canceled                                  (37,000)       (4.50)
                                                   ----------      -------

Outstanding at:
   January 31, 2005                                 4,361,065      $   .56
     Granted                                                -            -
     Exercised                                              -            -
     Expired/Canceled                              (1,938,065)       (1.05)
                                                   ----------      -------

Outstanding at:
   January 31, 2006                                 2,460,000      $   .25
                                                   ==========      =======

         The following summarizes information about stock options outstanding and the related exercise price ranges at January 31, 2006:

                                          WEIGHTED
                                           AVERAGE      WEIGHTED      WEIGHTED
                                          REMAINING     AVERAGE       AVERAGE
   RANGE OF        NUMBER                CONTRACTUAL    NUMBER       EXERCISE
EXERCISE PRICE  OUTSTANDING      LIFE     EXERCISE    EXERCISABLE      PRICE
$ .44-$ .48        460,000       0.7         $ .46       460,000       $ .46
$ .20            2,000,000       3.8         $ .20     2,000,000       $ .20

Warrants Outstanding

         The following summarizes information about warrants, issued pursuant to various financing transactions, as adjusted for the 3:1 reverse split in December, 1999:

         Outstanding at:
          January 31, 2004                                    6,879,810
           Issued                                                     -
           Exercised                                                  -
           Expired                                                    -
                                                             ----------
         Outstanding at:
          January 31, 2005                                    6,879,810
           Issued                                                     -
           Exercised                                                  -
           Expired                                                    -
                                                             ----------

         Outstanding at:
          January 31, 2006                                    6,879,810
           Issued                                                     -
           Exercised                                                  -
           Expired                                                    -
                                                             ----------
                                                              6,879,810
                                                             ==========

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2006


         The following summarizes information about warrants outstanding at January 31, 2006:

                              WEIGHTED    WEIGHTED
                              REMAINING   WEIGHTED      AVERAGE       AVERAGE
  RANGE OF         NUMBER    CONTRACTUAL  AVERAGE       NUMBER        EXERCISE
EXERCISE PRICE   OUTSTANDING    LIFE      EXERCISE    EXERCISABLE     PRICE
$.10              1,500,000     3.3       $  .10       1,500,000       $.10
$.25-$.75         5,379,810      .6       $  .66       5,379,810       $.54


NOTE 6-INCOME TAXES

         At January 31, 2005 and 2006, the Company had net operating loss carryforwards of approximately $24,631,590 and $25,070,930, respectively, for book and tax purposes, expiring from 2007 to 2025. As a result of the Tax Reform Act of 1986, the Company is obligated to pay an alternative minimum tax on its alternative minimum taxable income, even though it has a loss carryfoward. These carryforwards are subject to possible limitations on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which result in more than a 50% point change in ownership.

         At this time, the Company does not believe it can reliably predict profitability beyond the current fiscal year. Accordingly, the deferred tax asset applicable to operations subsequent to January 31, 2006 has been reduced in its entirety by the valuation allowance. For the periods ending January 31, 2005 and 2006 the (provision) for taxes, net of the benefit from utilization of tax loss carryforwards in 2005, is comprised only of appropriate state income taxes.

         Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the years ended January 31, 2005 and 2006 respectively is as follows:

                                                             JANUARY 31,
                                                         2005            2006

(Loss) Income Before Income Taxes                     $(786,300)      $(581,455)
Computed expected tax credit                                  -               -
Current year tax provision                              267,340         197,695
Operating loss for which no
  benefits were provided                               (267,340)       (197,695)
Tax benefit - utilization of tax loss
  carryforwards                                               -               -
State and local tax                                      (1,000)         (1,000)
Provision for income taxes                            $  (1,000)      $  (1,000)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

SEC Investigation

In April 2000, the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2006


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

LEASES

         In November, 1999 the Company moved to its present location of approximately 1,000 square feet with rent, including administrative support services, at $6,000 per month through June 30, 2004, $5,000 per month through June 30, 2005 and $2,500 per month thereafter, on a month to month basis to Microphase Corporation. Rent expense and administrative support charged to operations was $65,000 for the fiscal year ended January 31, 2005 and $42,500 for the fiscal year ended January 31, 2006.

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

EMPLOYMENT AGREEMENTS

         There were no employment agreements in effect during the fiscal year ended January 31, 2006.

NOTE 8-RELATED PARTY INFORMATION

         The Company leased approximately 1,000 square feet for $6,000 per month through June 30, 2004, $5,000 per month through June 30, 2005 and $2,500 per month thereafter on a month-to-month basis from Microphase Corporation, a company which concurrently employs the Company's president and vice president. The monthly rent also includes certain administrative support services supplied by Microphase.

         The Company's president is the 100% owner of PacketPort, Inc. The Company's president earned executive consulting fees of $100,000 for each of the fiscal years ended January 31, 2005 and January 31, 2006. The Company's vice president received no consulting fees for either of the fiscal years.

         The Company owed the Company president $630,341 and $783,966 at January 31, 2005 and 2006, respectively, including accrued interest. These amounts, which are included in note payable-stockholder, consist of cash advances from the Company president, unpaid executive consulting fees and accrued interest. The note is subject to interest at prime plus 3%. The note, including accrued interest, is payable to the Company's president upon demand. The Company incurred interest expense to the Company's president of $35,298 and $53,625 which are included in interest expense and note payable - stockholder in fiscal years ended January 31, 2005 and 2006, respectively.

         The Company owed Microphase Corporation $2,890,456 and $3,387,328 at January 31, 2005 and 2006, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. The note is subject to interest at prime plus 3%. The note, including accrued interest, is payable to Microphase upon demand. Additional advances made by Microphase during fiscal year ended January 31, 2006 totaled $244,118. The Company incurred interest expense to Microphase Corporation of $174,243 and $252,754 for fiscal years ended January 31, 2005 and 2006, respectively. These amounts are included in interest expense and note payable - Microphase for the two years.

         Janifast Limited, a manufacturer in China for which the Company president and vice president are significant shareholders, owed the Company $10,315 at January 31, 2005 and $0 at January 31, 2006. The amount, which was included in prepaid expenses and other current assets at January 31, 2005, represents VoicePak Phone inventory components that the Company purchased on behalf of Janifast Limited, less amounts billed to the Company by Janifast Limited for completed VoicePak Phones. The amount was written off during the quarter ended October 31, 2005.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                      TITLE                         DATE

/s/ RONALD A. DURANDO      Chairman, Chief Executive          June 13, 2006
----------------------     President
Ronald Durando Officer



/s/ GUSTAVE T. DOTOLI      Director, Chief Operating          June 13, 2006
----------------------     Officer, Acting Chief
Gustave T. Dotoli          Financial Officer



/s/ EDWARD J. SUOZZO       Director                           June 13, 2006
----------------------
Edward J. Suozzo

         EXHIBIT INDEX (A) (1) Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

EXHIBIT
No.                           DESCRIPTION OF DOCUMENT
-------                       -----------------------

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3 Certification of Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3 Certification of Director Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




































                                      -21-

--------------------------------------------------------------------------------