Form 10QSB
period 2006-04-30
PACKETPORT COM
filed 2006-06-15
CIK 833203

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006

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

     Number of shares outstanding of the issuer's Common Stock as of June 13, 2006 was 21,933,520.



Traditional Small Business Disclosure Format (check one):

                                 Yes / / No /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED APRIL 30, 2006



PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements:

   Balance Sheets-January 31, 2006 and April 30, 2006(Unaudited).............. 3

  (Unaudited) Statements of Operations-Three Months ended
     April 30, 2005 and 2006.................................................. 4

  (Unaudited) Statements of Cash Flows-Three months ended
     April 30, 2005 and 2006.................................................. 5

  (Unaudited) Notes to Financial Statements................................ 6-10

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................ 11-19

      Item 3.  Controls and Procedures....................................... 19

PART II. OTHER INFORMATION................................................... 20

       Item 1. Legal Proceedings............................................. 20

       Item 2. Changes in Securities......................................... 20

       Item 3. Defaults Upon Senior Securities............................... 20

       Item 4. Submission of Matters to a Vote of Security Holders........... 20

       Item 6. Exhibits and Reports on Form 8-K.............................. 20

    Signatures............................................................... 21

                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                     JANUARY 31,    APRIL 30,
                                                        2006          2006
                                                    -----------   -----------
                                                                  (Unaudited)
    ASSETS
Cash                                                $       444   $       234

Inventory                                                    -              -
Prepaid Expenses and Other Current Assets                    -              -
                                                    -----------   -----------
      Total Current Assets                                  444           234
                                                    -----------   -----------
Machinery & equipment:
  Machinery & Equipment, at cost                          7,549         7,549
  Less: Accumulated Depreciation                         (7,549)       (7,549)
                                                    -----------   -----------
      Machinery & Equipment, net                             -              -
                                                    -----------   -----------


      Total Assets                                  $       444   $       234
                                                    ===========   ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable                                  $    206,418   $   204,798
  Taxes Payable                                            1,000         1,000
  Accrued Expenses                                       181,344       185,344
  Note Payable - Stockholder                             783,966       801,780
  Note Payable - Microphase Corporation                3,387,328     3,492,548
                                                    ------------     ----------

      Total Current Liabilities                        4,560,056     4,685,470
                                                    ------------     ----------

      Total Liabilities                                4,560,056     4,685,470
                                                    ------------     ----------
Stockholders' equity (deficit):
  Common Stock, $.003 Par Value, 149,000,000
    shares authorized, 21,933,520
    shares issued and outstanding at January 31,
    2006 and April 30, 2006, respectively.                65,801        65,801
  Capital in Excess of Par Value                      22,211,517    22,211,517
    Accumulated Deficit                              (26,836,930)  (26,962,554)
                                                    ------------     ----------

      Total Stockholders' Equity (Deficit)            (4,559,612)   (4,685,236)
                                                    ------------     ----------
      Total Liabilities and Stockholders'
        Equity (Deficit)                             $       444     $     234
                                                    ============     ==========

See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                              APRIL 30,
                                                        2005           2006
                                                     -----------    ----------
                                                     (Unaudited)    (Unaudited)

Revenues                                             $         -     $       -
                                                     -----------    ----------
Cost of Goods Sold:
 -Product                                                 17,793             -
 -Software Amortization                                    3,533             -
                                                     -----------    ----------

      Total Cost of Goods Sold                            21,326             -
                                                     -----------    ----------

Gross Margin on Sales                                    (21,326)            -
                                                     -----------    ----------

Selling, General and Administrative Expenses              35,506        32,932
Research and Development Expenses                         26,517             -
                                                     -----------    ----------
                                                          62,023        32,932
                                                     -----------    ----------

Operating Loss                                           (83,349)      (32,932)
                                                     -----------    ----------
Other(Expense):
  Interest Expense                                       (68,415)      (92,692)
                                                     -----------    ----------
                                                         (68,415)      (92,692)
                                                     -----------    ----------

Net Loss                                             $  (151,764)   $ (125,624)
                                                     ===========    ==========

Net loss per share                                   $      (.01)   $     (.01)
                                                     ===========    ==========

Weighted Average Number of Shares Outstanding         21,746,020    21,933,520
                                                     ===========    ==========


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                              APRIL 30,
                                                          2005          2006
                                                        ---------     ---------
                                                       (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (Loss)                                            $(151,764)    $(125,624)
Add: Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:
  Depreciation and Amortization                            18,926             -
  Amortization of deferred compensation                     1,875             -

  Changes in Assets and Liabilities:

    Prepaid Expenses                                        5,250             -
    Accounts Payable                                       13,104        (1,620)
    Accrued Expenses                                      (28,862)        4,000
    Accrued Interest Note Payable - Stockholder            12,301        17,814
    Accrued Interest Note Payable - Microphase             56,023        74,878
                                                        ---------     ---------

Net Cash (Used in) Operating Activities                   (73,147)      (30,552)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:                           -             -
                                                        ---------     ---------
Net Cash (Used In) Investing Activities                         -             -
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Notes Payable - Microphase                 72,897        30,342
                                                        ---------     ---------

Net Cash Provided By Financing Activities                  72,897        30,342
                                                        ---------     ---------

Net Increase (Decrease) in Cash                              (250)         (210)

Cash at the Beginning of Period                             1,873           444
                                                        ---------     ---------

Cash at the End of Period                               $   1,623     $     234
                                                        =========     =========

See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006
                                   (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

Going Concern

As shown in the accompanying financial statements, the Company reported a net loss of $125,624 during the three three months ended April 30, 2006. In addition, cash available at April 30, 2006 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006
                                   (UNAUDITED)

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006
                                   (UNAUDITED)


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

NOTE 4-RELATED PARTY INFORMATION

The Company leased approximately 1,000 square feet for $5,000 per month from July 1, 2004 through June 30, 2005 and $2,500 per month thereafter, on a month-to-month basis from Microphase Corporation, a company that concurrently employs the Company's president and vice president. The monthly rent also includes certain administrative support services supplied by Microphase.

The Company's president is the 100% owner of PacketPort, Inc. The Company owed the Company president $783,966 and $801,780 at January 31, 2006 and April 30, 2006, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of cash advances from the Company president, unpaid executive consulting fees and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006
                                   (UNAUDITED)



payable to the Company's President upon demand. The Company incurred interest expense to the Company's president of $12,301 and 17,814 which are included in interest expense in the three-month periods ended April 30, 2005 and 2006, respectively.

The Company owed Microphase Corporation $3,387,328 and $3,492,548 at January
31, 2006 and April 30, 2006, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is payable to Microphase upon demand. Additional advances made by Microphase during the three-month period ended April 30, 2006 totaled $30,342. The Company incurred interest expense to Microphase Corporation of $56,023 and $74,878 for the three-month periods ended April 30, 2005 and 2006, respectively. These amounts are included in interest expense for the two periods.


NOTE 5-EQUITY TRANSACTIONS

There were no equity transactions during the quarters ended April 30, 2005 or 2006.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. In fiscal 1997, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation" for disclosure purposes; accordingly, no compensation expense has been recognized in the results of operations for its stock option plan as required by APB Opinion No.25. During fiscal 2004, the Company adopted the disclosure only provisions of FASB Statement No. 123 and SFAS 148, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the method selected by the Company, stock-based employee compensation cost recognized in fiscal 2006 is still based upon the intrinsic method prescribed in Accounting Principles Board Opinion No. 25 which is measured as the excess, if any, of the quoted market price over the exercise price on the date of the grant to all employee awards granted since March, 1997.

On February 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at February 1, 2006 and all grants made on or after February 1, 2006 have been included in the Company's determination of stock-based compensation expense for the three months ended April 30, 2006. The Company has not restated its operating results for the three ended April 30, 2005 to reflect charges for the fair value of employee stock-based arrangements.

The following table illustrates the effect on net income and earnings per share as if the fair value based method has been applied to all outstanding and unvested awards in the period ended April 30, 2005.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006
                                   (UNAUDITED)

                                                           FOR THE THREE
                                                           MONTHS ENDED
                                                             April 30,
                                                               2005

     Net(loss), as reported                                 $(151,764)

     Add: Stock-based employee compensation
         expense included in reported net income,
         net of related tax effects                             1,875

         Deduct: Total stock-based compensation
         expense determined under fair value
         based method for all awards, net of
         related tax effects                                  ( 3,913)
                                                            ---------

         Proforma net loss                                  $(153,802)
                                                            =========
Loss per share:

  Basic and diluted - as reported                           $    (.01)
                                                            =========

  Basic and diluted - proforma                              $    (.01)
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

RESULTS OF OPERATIONS

Three months ended April 30, 2005April 30, 2006:

NET LOSS

The Company reported a net loss of $151,764 for the three months ended April 30, 2005 as compared to a net loss of $125,624 for the three months ended April 30, 2006. This represents a loss per share of $(.01) for both three month periods. This $26,140 decrease in net loss for the three months ended April 30, 2005 compared to the three months ended April 30, 2006 was primarily due to the following factors:

REVENUES

For the three month periods ended April 30, 2005 and April 30, 2006, the Company had no revenues.

COST OF GOODS SOLD

Cost of goods sold decreased by $21,326 from $21,326 to $0 for the three months ended April 30, 2005 and 2005, respectively. The decrease in cost of goods sold was due to the elimination of product administration overhead costs for business services, as the Company evaluates new business opportunities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $2,574 for the three months ended April 30, 2005 and 2006 from $35,506 to $32,932, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred research, development and capitalized software and licensing costs of $26,517 and $0 for the three months ended April 30, 2005 and 2006, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product, and licenses purchased from third parties. For both three months periods ended April 30, 2005 and 2006, the amounts capitalized were $0. These amounts normally consisted of specifically identified internal salaries, research department direct and indirect overhead costs and purchased licenses and software.

Research and development expenses decreased by $26,517 from $26,517 in the three month period ended April 30, 2005 to $0 in the three month period ended April 30, 2006, as the Company evaluates new business opportunities.

NET LOSS PER SHARE

For both three month periods ended April 30, 2005 and 2006, the Company reported a net loss per share of $.01, based upon weighted average shares outstanding of 21,746,020 and 21,933,520 for the respective three month periods.

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

PLAN OF OPERATIONS

THE MARKET FOR IP TELEPHONY

Deregulation and the Internet have revolutionized the 100-year old public telephone network worldwide. Up and coming next generation service providers are beginning to drive global territorial stakes in the telecom terrain. The dramatic rise in Internet use and accompanying growth in data traffic have led service providers to make major investments in high-capacity, packet-based networks to meet consumer demand. On the other hand telecom carriers have dominated the market with services such as Centrex for years, but are limited to the geographical area of the Central Office (CO). Internet Protocol (IP) voice technology (VoIP) removes this limitation and is inherently suited to hosted voice services because of its distributed nature. It is widely accepted that the combined worldwide revenues for hosted VoIP services, including IP-PBX, video-conferencing, contact center and unified communications are expected to grow in the near future into the tens of billions of dollars


TECHNOLOGY OVERVIEW

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

The Company also developed and manufactures a handset-only VoicePak USB Phone which is used to initiate calls on the Internet from the convenience of a personal computer. These devices are licensed with software to provide a host of IP Telephony services and solutions

VOICEPAK SOFT CLIENT USB PHONE

PacketPort.com's VoicePak Phone is designed to work with any Microsoft based PC. In conjunction with PacketPort.com's software, the VoicePak Phone becomes a cross-platform business VoIP solution. It is compatible with Microsoft Windows operating systems and has a built-in microphone, speaker, USB interface, DSP, and volume control. As a consumer product, the VoicePak Phone requires no additional drivers and works in conjunction with popular telephony programs, such as Skype and Net2Phone.

RESEARCH AND DEVELOPMENT

The Company incurred research and development expenses of $26,517 and $0 for the three-month periods ended April 30, 2005 and 2006, respectively.

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


BACKLOG

As of April 30, 2006 the Company had no backlog.


CUSTOMER SUPPORT AND WARRANTY

The Company offers a 90 day warranty on any products that it markets. Customers may return defective product for repair to the Company. Costs incurred as a result of "In Warranty" repairs andreturns have not been material in the past.

COMPETITION

The Company's markets are extremely competitive. Competitors of VoIP solutions and the company's product include:

For VoIP solutions: Vonage, Packet 8 and ATT Call Vantage.

For the USB VoicePak Phone: Many Far East manufacturers offer similar phones.

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

EMPLOYEES

As of April 30, 2006, the Company has two executive officers and one product development/marketing personnel, for a total of three employees.

Moving forward, the Company anticipates hiring additional technical support and sales and marketing personnel commensurate with revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2006 the Company had a working capital deficit of $4,685,236 as compared to a working capital deficit of $4,559,612 at January 31, 2006. The $125,624 increase in working capital deficit for the three-month period was due to the current period loss. At April 30, 2006 the Company had cash of $234 and no accounts receivable. Cash used in operating activities of $30,552 for the three month period ended April 30, 2006 primarily consisted of the net loss, offset by increased accrued interest to Microphase and Stockholder. The Company received advances of $30,342 from Microphase during the three-month period.

During both the three-month periods ended April 30, 2005 and 2006, the Company has had no revenue. During the recent three month period ended April 30, 2006, the Company reported a net loss of $125,624. The Company's Independent Registered Public Accountant's prior year report on the Company's Financial Statements expressed doubt whether the Company has the ability to continue as a going concern. The Company may need to incur legal fees or additional technological costs, or both, in order to utilize or obtain access to its current licenses. There can be no assurance the Company can realign its present level of operations to attain economic viability. Furthermore, the Company's operations for the three month periods ended April 30, 2005 and 2006 have been subsidized with loans from a related party which has no obligation to continue such financing. (See also Risk Factors).

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

Our success depends upon effective planning and growth management. Excluding part-time employees, at April 30, 2006 we had a total of three employees. We intend to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

     NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS 31, 32: OFFICER CERTIFICATIONS Pgs. 22-30

REPORTS ON FORM 8-K: None.

                            PACKETPORT.COM, INC.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 14th day of June, 2006


                                    PACKETPORT.COM, INC.

                                    By: /s/ RONALD A. DURANDO
                                    -------------------------
                                    Ronald A. Durando
                                    CHAIRMAN, CHIEF EXECUTIVE OFFICER,
                                    PRESIDENT


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME                                 TITLE                     DATE


/s/ RONALD A. DURANDO      Chairman, Chief Executive       June 14, 2006
---------------------      Officer, President
Ronald A. Durando


/s/ GUSTAVE T. DOTOLI      Director, Chief Operating       June 14, 2006
---------------------      Officer, Chief Financial
Gustave T. Dotoli          Officer


/s/ EDWARD J. SUOZZO       Director                        June 14, 2006
----------------------
Edward J. Suozzo

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


Dated: June 14, 2006            /s/ RONALD A. DURANDO
                                ---------------------
                                Ronald A. Durando
                                Chairman, Chief Executive Officer,
                                and President

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



Dated: June 14, 2006            /s/ GUSTAVE T. DOTOLI
                                ---------------------
                                Gustave T. Dotoli
                                Chief Operating Officer,
                                Chief Financial Officer

                                  CERTIFICATION

       I, Edward J. Suozzo, Director, certify that:

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



Dated: June 14, 2006            /s/ EDWARD J. SUOZZO
                                ---------------------
                                Edward J. Suozzo
                                Director

EXHIBIT 32.1

                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Ronald A. Durando, Chairman, Chief Executive Officer, and President ("principal executive officer") of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-QSB for the period ended April 30, 2006 of the Registrant (the "Report"):

       (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated: June 14, 2006            /s/ RONALD A. DURANDO
                                ---------------------
                                Ronald A. Durando
                                Chairman, Chief Executive
                                Officer, and President

EXHIBIT 32.2

                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Gustave T. Dotoli, Chief Operating Officer and Chief Financial Officer of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-QSB for the period ended April 30, 2006 of the Registrant (the "Report"):

       (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: June 14, 2006            /s/ GUSTAVE T. DOTOLI
                                ---------------------
                                Gustave T. Dotoli
                                Chief Operating Officer,
                                Chief Financial Officer

EXHIBIT 32.3

                              PACKETPORT.COM, INC.

     Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Edward J. Suozzo, Director of PacketPort.com, Inc. (the "Registrant"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-QSB for the period ended April 30, 2006 of the Registrant (the "Report"):

       (1) The Report fully complies with the requirements of Section 13(a)[15(d)] of the Securities Exchange Act of 1934, as amended; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: June 14, 2006            /s/ EDWARD J. SUOZZO
                                ---------------------
                                Edward J. Suozzo
                                Director

--------------------------------------------------------------------------------