Form 10QSB
period 2006-07-31
PACKETPORT COM
filed 2006-09-28
CIK 833203

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934


                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

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

         Number of shares outstanding of the issuer's Common Stock as of September 11, 2006 was 21,933,520.



Traditional Small Business Disclosure Format (check one):

                                 Yes / / No /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                     FOR THE SIX MONTHS ENDED JULY 31, 2006



PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements:

   Balance Sheets-January 31, 2006 and July 31, 2006(Unaudited)............3

  (Unaudited) Statements of Operations-Three Months ended
     July 31, 2005 and 2006................................................4

  (Unaudited) Statements of Operations-Six Months ended
     July 31, 2005 and 2006................................................5

  (Unaudited) Statements of Cash Flows-Six months ended
     July 31, 2005 and 2006................................................6

  (Unaudited) Notes to Financial Statements.............................7-12

    Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................12-21

    Item 3. Controls and Procedures...................................... 22

PART II. OTHER INFORMATION............................................... 22

    Item 1. Legal Proceedings............................................ 22

    Item 2. Changes in Securities........................................ 22

    Item 3. Defaults Upon Senior Securities...............................23

    Item 4. Submission of Matters to a Vote of Security Holders...........23

    Item 6. Exhibits and Reports on Form 8-K..............................23

    Signatures............................................................23

                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                    JANUARY 31,      JULY 31,
                                                       2006           2006
                                                   ------------   -------------
                                                                   (Unaudited)
    ASSETS

Cash                                               $        444   $          29
                                                   ------------   -------------

      Total Current Assets                                  444              29
                                                   ------------   -------------
Machinery & equipment:
  Machinery & Equipment, at cost                          7,549           7,549
  Less: Accumulated Depreciation                         (7,549)         (7,549)
                                                   ------------   -------------
      Machinery & Equipment, net                             -                -
                                                   ------------   -------------


      Total Assets                                 $        444   $          29
                                                   ============   =============

   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                 $    206,418   $     214,789
  Taxes Payable                                           1,000           1,000
  Accrued Expenses                                      181,344         177,843
  Note Payable - Stockholder                            783,966         820,436
  Note Payable - Microphase Corporation               3,387,328       3,605,801
                                                   ------------   -------------

      Total Current Liabilities                       4,560,056       4,819,869
                                                   ------------   -------------

      Total Liabilities                               4,560,056       4,819,869
                                                   ------------   -------------
Stockholders' Deficit:
  Common Stock, $.003 Par Value, 149,000,000
    shares authorized, 21,933,520
    shares issued and outstanding at January 31,
    2006 and July 31, 2006, respectively.                65,801          65,801
  Capital in Excess of Par Value                     22,211,517      22,211,517
    Accumulated Deficit                             (26,836,930)    (27,097,158)
                                                   ------------   -------------

      Total Stockholders' Deficit                    (4,559,612)     (4,819,840)
                                                   ------------   -------------
      Total Liabilities and Stockholders'
        Deficit                                    $        444   $          29
                                                   ============   =============

See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                             JULY 31,
                                                       2005            2006
                                                   -------------  -------------
                                                   (Unaudited)    (Unaudited)

Revenues                                           $          -   $           -
                                                   ------------   -------------
Cost of Goods Sold:
 -Product                                                30,387               -
 -Software Amortization                                   3,532               -
                                                   ------------   -------------

      Total Cost of Goods Sold                           33,919               -
                                                   ------------   -------------

Gross Margin on Sales                                   (33,919)              -
                                                   ------------   -------------

Selling, General and Administrative Expenses             41,336          36,615
Research and Development Expenses                        23,220               -
                                                   ------------   -------------
                                                         64,556          36,615
                                                   ------------   -------------

Operating Loss                                          (98,475)        (36,615)
                                                   ------------   -------------
Other Expenses:
  Interest Expense                                      (73,760)        (97,989)
  Impairment of Long-Lived Assets                       (42,825)              -
                                                   ------------   -------------
                                                       (116,585)        (97,989)
                                                   ------------   -------------

Net Loss                                           $   (215,060)  $    (134,604)
                                                   ============   =============

Basic and Diluted Net loss per share               $       (.01)  $        (.01)
                                                   ============   =============

Basic and Diluted Weighted Average Number
  of Shares Outstanding                              21,884,607      21,933,520
                                                   ============   =============


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE SIX MONTHS ENDED
                                                             JULY 31,
                                                       2005            2006
                                                   ------------   -------------
                                                    (Unaudited)    (Unaudited)

Revenues                                           $          -   $           -
                                                   ------------    ------------
Cost of Goods Sold:
 -Product                                                48,180               -
 -Software Amortization                                   7,065               -
                                                   ------------   -------------

      Total Cost of Goods Sold                           55,245               -
                                                   ------------   -------------

Gross Margin on Sales                                   (55,245)              -
                                                   ------------   -------------

Selling, General and Administrative Expenses             76,842          69,547
Research and Development Expenses                        49,737               -
                                                   ------------   -------------
                                                        126,579          69,547
                                                   ------------   -------------

Operating Loss                                         (181,824)        (69,547)
                                                   ------------   -------------
Other Expenses:
  Interest Expense                                     (142,175)       (190,681)
  Impairment of Long-Lived Assets                       (42,825)              -
                                                   ------------   -------------
                                                       (185,000)       (190,681)
                                                   ------------   -------------

Net Loss                                           $   (366,824)  $    (260,228)
                                                   ============   =============

Basic and Diluted Net loss per share               $       (.02)  $        (.01)
                                                   ============   =============

Basic and Diluted Weighted Average Number
  of Shares Outstanding                              21,816,462      21,933,520
                                                   ============   =============


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     FOR THE SIX MONTHS ENDED
                                                              JULY 31,
                                                        2005           2006
                                                   ------------   --------------
                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                         $   (366,824)  $    (260,228)
Add: Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:
  Depreciation and Amortization                          36,164               -
  Amortization of deferred compensation                   3,750               -
  Impairment of Long-Lived Asset                         42,825               -
  Inventory Write-downs                                  14,862               -

  Changes in Assets and Liabilities:

    Prepaid Expenses                                     11,120               -
    Accounts Payable                                     12,364           8,371
    Accrued Expenses                                    (32,497)         (3,501)
    Accrued Interest Note Payable - Stockholder          25,320          36,470
    Accrued Interest Note Payable - Microphase          116,737         154,211
                                                   ------------   -------------

Net Cash (Used in) Operating Activities                (136,179)        (64,677)
                                                   ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Notes Payable - Microphase              135,194          64,262
                                                   ------------   -------------

Net Cash Provided By Financing Activities               135,194          64,262
                                                   ------------   -------------

Net Decrease in Cash                                       (985)           (415)

Cash at the Beginning of Period                           1,873             444
                                                   ------------   -------------

Cash at the End of Period                          $        888   $          29
                                                   ============   =============

See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2006
                                   (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION

Going Concern

As shown in the accompanying financial statements, the Company reported a net loss of $260,228 during the six months ended July 31, 2006. In addition, cash available at July 31, 2006 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

3. Negotiate business alliances with existing telephony providers with subscriber and/or customer base, and review alternatives, if any, for utilization of the Company's VOIP capability.

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2006
                                   (UNAUDITED)


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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 JULY 31, 2006
                                   (UNAUDITED)


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

The Company also developed and manufactures a handset-only VoicePak USB Phone which is used to initiate calls on the Internet using software residing on a personal computer. These devices are licensed with software to provide a host of IP Telephony services and solutions.

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

The Company's president is the 100% owner of PacketPort, Inc. The Company owed the Company president $783,966 and $820,436 at January 31, 2006 and July 31, 2006, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of cash advances from the Company president, unpaid executive consulting fees and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 JULY 31, 2006
                                   (UNAUDITED)


payable to the Company's President upon demand. The Company incurred interest expense to the Company's president of $25,320 and $36,470 which are included in interest expense in the six-month periods ended July 31, 2005 and 2006, respectively.

The Company owed Microphase Corporation $3,387,328 and $3,605,801 at January 31, 2006 and July 31, 2006, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is payable to Microphase upon demand. Additional advances made by Microphase during the six-month period ended July 31, 2006 totaled $64,262. The Company incurred interest expense to Microphase Corporation of $116,737 and $154,211 for the six-month periods ended July 31, 2005 and 2006, respectively. These amounts are included in interest expense for the two periods.

NOTE 5-EQUITY TRANSACTIONS

On May 24, 2005, the Company issued 187,500 shares of its common stock to settle a liability of $7,500 in accrued professional fees. There were no equity transactions during the six-month period ended July 31, 2006.

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

On February 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at February 1, 2006 and all grants made on or after February 1, 2006 have been included in the Company's determination of stock-based compensation expense for the six months ended July 31, 2006. The Company has not restated its operating results for the six months ended July 31, 2005 to reflect charges for the fair value of employee stock-based arrangements.

The following table illustrates the effect on net income and earnings per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2006
                                   (UNAUDITED)


                                                     FOR THE SIX MONTHS ENDED
                                                             July 31,

                                                           2005        2006

     Net loss, as reported                         $   (366,824)  $    (260,228)

     Add: Stock-based employee compensation
         expense included in reported net income,
         net of related tax effects                       3,750               -

         Deduct: Total stock-based compensation
         expense determined under fair value
         based method for all awards, net of
         related tax effects                             (7,825)              -
                                                   ------------   -------------

         Proforma net loss                         $   (370,899)  $    (260,228)
                                                   ============   =============
     Loss per share:

       Basic and diluted - as reported             $       (.02)  $        (.01)
                                                   ============   =============

       Basic and diluted - proforma                $       (.02)  $        (.01)
                                                   ============   =============
NOTE 6-CONTINGENCIES

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 JULY 31, 2006
                                   (UNAUDITED)


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

RESULTS OF OPERATIONS

Three months ended July 31, 2005 vs. July 31, 2006:

NET LOSS

The Company reported a net loss of $215,060 for the three months ended July 31, 2005 as compared to a net loss of $134,604 for the three months ended July 31, 2006. This represents a loss per share of $(.01) for both three month periods. This $80,456 decrease in net loss for the three months ended July 31, 2005 compared to the three months ended July 31, 2006 was primarily due to the following factors:

REVENUES

For the three month periods ended July 31, 2005 and July 31, 2006, the Company had no revenues.

COST OF GOODS SOLD

Cost of goods sold decreased by $33,919 from $33,919 to $0 for the three months ended July 31, 2005 and 2006, respectively. The decrease in cost of goods sold was due to the elimination of product administration overhead costs for business services, as the Company evaluates new business opportunities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $4,721 for the three months ended July 31, 2005 and 2006 from $41,336 to $36,615, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred research, development and capitalized software and licensing costs of $23,220 and $0 for the three months ended July 31, 2005 and 2006, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product, and licenses purchased from third parties. For both three months periods ended July 31, 2005 and 2006, the amounts capitalized were $0. These amounts normally consisted of specifically identified internal salaries, research department direct and indirect overhead costs and purchased licenses and software.

Research and development expenses decreased by $23,220 from $23,220 in the three month period ended July 31, 2005 to $0 in the three month period ended July 31, 2006, as the Company evaluates new business opportunities.

IMPAIRMENT OF LONG-LIVED ASSETS

As a result of the uncertainty relating to the possible termination of the License Agreement, discussed above, the Company determined last year that most of its long-lived assets became impaired. The Company consequently wrote-off machinery & equipment, software and licenses with a combined net book value of $42,825 at July 31, 2005.

NET LOSS PER SHARE

For both three month periods ended July 31, 2005 and 2006, the Company reported a net loss per share of $(.01), based upon weighted average shares outstanding of 21,884,607 and 21,933,520 for the respective three-month periods.

Six months ended July 31, 2005 vs. July 31, 2006:

NET LOSS

The Company reported a net loss of $366,824 for the six months ended July 31, 2005 as compared to a net loss of $260,228 for the six months ended July 31, 2006. This represents a loss per share of $(.02) for the six-month period ended July 31, 2005 and $(.01) for the six-month period ended July 31, 2006. This $106,596 decrease in net loss for the six months ended July 31, 2005 compared to the six months ended July 31, 2006 was primarily due to the following factors:

REVENUES

For both six-month periods ended July 31, 2005 and July 31, 2006, the Company had no revenues.

COST OF GOODS SOLD

Cost of goods sold decreased by $55,245, from $55,245 to $0 for the six months ended July 31, 2005 and 2006, respectively. The decrease in cost of goods sold was due to the elimination of product administration overhead costs for business services, as the Company evaluates new business opportunities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $7,295 for the six months ended July 31, 2005 and 2006 from $76,842 to $69,547, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred research, development and capitalized software and licensing costs of $49,737 and $0 for the six months ended July 31, 2005 and 2006, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product, and licenses purchased from third parties. No amounts were capitalized for the six months ended July 31, 2005 or 2006.

Research and development programs have been suspended while the Company evaluates new business opportunities.

IMPAIRMENT OF LONG-LIVED ASSETS

As a result of the uncertainty relating to the possible termination of the License Agreement, discussed above, the Company determined last year that most of its long-lived assets became impaired. The Company consequently wrote-off machinery & equipment, software and licenses with a combined net book value of $42,825 at July 31, 2005.

NET LOSS PER SHARE

For the six-month periods ended July 31, 2005 and 2006, the Company reported net loss per share of $(.02) and $(.01), respectively, based upon weighted average shares outstanding of 21,816,462 and 21,933,520 for the respective six-month periods.

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

RESEARCH AND DEVELOPMENT

The Company incurred research and development expenses of $49,737 and $0 for the six-month periods ended July 31, 2005 and 2006, respectively.

The Company's product, a USB handset , includes an open API - jointly developed with our partner, Italphone - which provides the flexibility needed to develop a wide range of business solutions for implementing various IP Telephony services, such as: On-net to On-net, On-net to Off-net and Off-net to On-net.

Future research and development will be done either in-house or out-sourced to state-of-the-art technology houses. Presently, research and development programs have been suspended while the Company evaluates new business opportunities.

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

BACKLOG

As of July 31, 2006 the Company had no backlog.

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

EMPLOYEES

As of July 31, 2006, the Company has two executive officers and one product development/marketing personnel, for a total of three employees.

Moving forward, the Company anticipates hiring additional technical support and sales and marketing personnel commensurate with revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2006 the Company had a working capital deficit of $4,819,840 as compared to a working capital deficit of $4,559,612 at January 31, 2006. The $260,228 increase in working capital deficit for the six-month period was due to the current period loss. At July 31, 2006 the Company had cash of $29 and no accounts receivable. Cash used in operating activities of $64,677 for the six-month period ended July 31, 2006 primarily consisted of the net loss and decreased accrued expenses, offset by increased accounts payable and accrued interest to Microphase and Stockholder. The Company received advances of $64,262 from Microphase during the six-month period.

During both six-month periods ended July 31, 2005 and 2006, the Company has had no revenue. During the recent six-month period ended July 31, 2006, the Company reported a net loss of $260,228. The Company's Independent Registered Public Accountant's prior year report on the Company's Financial Statements expressed doubt whether the Company has the ability to continue as a going concern. The Company may need to incur legal fees or additional technological costs, or both, in order to utilize or obtain access to its current licenses. There can be no assurance the Company can realign its present level of operations to attain economic viability. Furthermore, the Company's operations for the six-month periods ended July 31, 2005 and 2006 have been subsidized with loans from a related party which has no obligation to continue such financing. (See also Risk Factors).

The outcome of the above contingencies and uncertainties will be determined by several factors including:

1.    Evaluate new directions for the Company.

2. Raise additional working capital through borrowing or through issuing equity.

3. Negotiate business alliances with existing telephony providers with subscriber and/or customer base, and review alternatives, if any, for utilization of the Company's VOIP capability.

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

Our success depends upon effective planning and growth management. Excluding part-time employees, at July 31, 2006 we had a total of three employees. We intend to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS 31, 32: OFFICER CERTIFICATIONS Pgs. 28-34

REPORTS ON FORM 8-K: None.


                            PACKETPORT.COM, INC.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 28th day of September, 2006


                                    PACKETPORT.COM, INC.

                                    By: /s/ RONALD A. DURANDO
                                    -------------------------
                                    Ronald A. Durando
                                    CHAIRMAN, CHIEF EXECUTIVE OFFICER,
                                    PRESIDENT


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME                                 TITLE                     DATE


/s/ RONALD A. DURANDO      Chairman, Chief Executive       September 28, 2006
---------------------      Officer, President
Ronald A. Durando


/s/ GUSTAVE T. DOTOLI      Director, Chief Operating       September 28, 2006
---------------------      Officer, Chief Financial
Gustave T. Dotoli          Officer


/s/ EDWARD J. SUOZZO       Director                        September 28, 2006
---------------------
Edward J. Suozzo

--------------------------------------------------------------------------------