Form 10QSB
period 2006-10-31
PACKETPORT COM
filed 2006-12-08
CIK 833203

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006

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

         Number of shares outstanding of the issuer's Common Stock as of December 6, 2006 was 21,933,520.


Traditional Small Business Disclosure Format (check one):

                                 Yes / / No /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2006



PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements:

  Balance Sheets-October 31, 2006 (Unaudited) and January 31, 2006.........3

  Statements of Operations-Three Months ended
     October 31, 2006 and 2005 (Unaudited).................................4

  Statements of Operations-Nine Months ended
     October 31, 2006 and 2005 (Unaudited).................................5

  Statements of Cash Flows-Nine months ended
     October 31, 2006 and 2005 (Unaudited).................................6

  Notes to Financial Statements (Unaudited).............................7-12

    Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................13-20

    Item 3. Controls and Procedures...................................... 21

PART II. OTHER INFORMATION............................................... 21

    Item 1. Legal Proceedings............................................ 22

    Item 2. Changes in Securities........................................ 22

    Item 3. Defaults Upon Senior Securities...............................22

    Item 4. Submission of Matters to a Vote of Security Holders...........22

    Item 6. Exhibits and Reports on Form 8-K..............................22

    Signatures............................................................23

                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                    OCTOBER 31,   JANUARY 31,
                                                       2006          2006
                                                   ------------  ------------
                                                    (Unaudited)
    ASSETS

Cash                                                $       130  $       444
                                                   ------------    ----------
      Total Current Assets                                  130          444
                                                   ------------    ----------
Machinery & equipment:
  Machinery & Equipment, at cost                          7,549        7,549
  Less: Accumulated Depreciation                         (7,549)      (7,549)
                                                   ------------    ----------
      Machinery & Equipment, net                             -            -
                                                   ------------    ----------

      Total Assets                                  $       130  $       444
                                                   ============  ============

   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                 $    208,891  $   206,418
  Taxes Payable                                           1,000        1,000
  Accrued Expenses                                      165,844      181,344
  Note Payable - Stockholder                            839,372      783,966
  Note Payable - Microphase Corporation               3,733,379    3,387,328
                                                   ------------    ----------

      Total Current Liabilities                       4,948,486    4,560,056
                                                   ------------    ----------

      Total Liabilities                               4,948,486    4,560,056
                                                   ------------    ----------
Stockholders' Deficit:
  Common Stock, $.003 Par Value, 149,000,000
    shares authorized, 21,933,520
    shares issued and outstanding at
    October 31, 2006 and January 31,
    2006, respectively.                                  65,801       65,801
  Capital in Excess of Par Value                     22,211,517   22,211,517
    Accumulated Deficit                             (27,225,674) (26,836,930)
                                                   ------------    ----------

      Total Stockholders' Deficit                    (4,948,356)  (4,559,612)
                                                   ------------    ----------
      Total Liabilities and Stockholders'
        Deficit                                     $       130  $       444
                                                   ============    ==========

See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                            OCTOBER 31,
                                                       2006            2005
                                                   ------------    ----------


Revenues                                           $       -       $     -
                                                   ------------    ----------
Cost of Goods Sold:
 -Product                                                  -          12,557
 -Software Amortization                                    -             -
                                                   ------------    ----------

      Total Cost of Goods Sold                             -          12,557
                                                   ------------    ----------

Gross Margin on Sales                                      -         (12,557)
                                                   ------------    ----------

Selling, General and Administrative Expenses            28,067        25,298
Research and Development Expenses                          -          12,119
                                                   ------------    ----------
                                                        28,067        37,417
                                                   ------------    ----------

Operating Loss                                        ( 28,067)      (49,974)
                                                   ------------    ----------
Other Expenses:
  Interest Expense                                    (100,449)      (79,064)
  Impairment of Long-Lived Assets                          -             -
                                                   ------------    ----------
                                                      (100,449)      (79,064)
                                                   ------------    ----------

Net Loss                                           $  (128,516)    $(129,038)
                                                   ============    ==========

Net loss per share                                 $      (.01)    $    (.01)
                                                   ============    ==========

Weighted Average Number of Shares Outstanding        21,933,520    21,933,520
                                                   ============    ==========


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE NINE MONTHS ENDED
                                                            OCTOBER 31,
                                                       2006            2005
                                                   ------------    ----------


Revenues                                           $       -       $     -
                                                   ------------    ----------
Cost of Goods Sold:
 -Product                                                  -          60,737
 -Software Amortization                                    -           7,065
                                                   ------------    ----------

      Total Cost of Goods Sold                             -          67,802
                                                   ------------    ----------

Gross Margin on Sales                                      -         (67,802)
                                                   ------------    ----------

Selling, General and Administrative Expenses            97,614       102,140
Research and Development Expenses                          -          61,856
                                                   ------------    ----------
                                                        97,614       163,996
                                                   ------------    ----------

Operating Loss                                         (97,614)     (231,798)
                                                   ------------    ----------
Other Expenses:
  Interest Expense                                    (291,130)     (221,239)
  Impairment of Long-Lived Assets                        -           (42,825)
                                                   ------------    ----------
                                                      (291,130)     (264,064)
                                                   ------------    ----------

Net Loss                                           $  (388,744)    $(495,862)
                                                   ============    ==========

Net loss per share                                 $      (.02)    $    (.02)
                                                   ============    ==========

Weighted Average Number of Shares Outstanding       21,933,520    21,855,910
                                                   ============   ==========


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    FOR THE NINE MONTHS ENDED
                                                            OCTOBER 31,
                                                         2006         2005
                                                       ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                             $(388,744)  $(495,862)
Add: Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:
  Depreciation and Amortization                              -        36,164
  Amortization of deferred compensation                      -         4,375
  Impairment of Long-Lived Asset                             -        42,825
  Settlement Loss - Janifast Receivable                      -        10,315
  Inventory Write-downs                                      -        14,862

  Changes in Assets and Liabilities:

    Prepaid Expenses                                         -        11,863
    Accounts Payable                                       2,473      14,212
    Accrued Expenses                                     (15,500)    (40,369)
    Accrued Interest Note Payable - Stockholder           55,406      39,054
    Accrued Interest Note Payable - Microphase           235,724     182,067
                                                       ---------   ---------

Net Cash (Used in) Operating Activities                 (110,641)   (180,494)
                                                       ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Notes Payable - Microphase               110,327     179,849
                                                       ---------   ---------

Net Cash Provided By Financing Activities                110,327     179,849
                                                       ---------   ---------

Net Decrease in Cash                                        (314)       (645)

Cash at the Beginning of Period                              444       1,873
                                                       ---------   ---------

Cash at the End of Period                              $     130   $   1,228
                                                       =========   =========

Supplemental Information:

Cash paid for interest                                 $      -    $     118

Cash paid for taxes                                    $      -    $     300




See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2006
                                   (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-and-nine month period ended October 31, 2006, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended January 31, 2006.

Going Concern

As shown in the accompanying financial statements, the Company reported a net loss of $388,744 during the nine months ended October 31, 2006. In addition, cash available at October 31, 2006 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

3. Negotiate business alliances with existing telephony providers with subscriber and/or customer base, and review alternatives, if any, for utilization of the Company's VOIP experience.

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2006
                                   (UNAUDITED)

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2006
                                   (UNAUDITED)


PacketPort.com provides, through a relationship with a Softswitch IP vendor, Telephony solutions and services for a wide range of telephony applications for the Internet including Broadband Phone Services (Vonage-type services). The VoIP solution uses technology based on Sun Microsystems, Inc.'s Solaris operating systems through a WEB Browser interface that manages the Operational, Administration, Maintenance, Billing and Provisioning (OAM&P).

The Company had previously developed and manufactured a handset-only VoicePak USB Phone which is used to initiate calls on the Internet using software residing on a personal computer. These devices are licensed with software to provide a host of IP Telephony services and solutions.

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

The Company's president is the 100% owner of PacketPort, Inc. The Company owed the Company president $839,372 and $783,966 at October 31, 2006 and January 31, 2006, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of cash advances from the Company president, unpaid executive consulting fees and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2006
                                   (UNAUDITED)


payable to the Company's President upon demand. The Company incurred interest expense to the Company's president of $55,406 and $39,054 which are included in interest expense in the nine-month periods ended October 31, 2006 and 2005, respectively.

The Company owed Microphase Corporation $3,733,379 and $3,387,328 at October 31, 2006 and January 31, 2006, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is payable to Microphase upon demand. Additional advances made by Microphase during the nine-month period ended October 31, 2006 totaled $110,327. The Company incurred interest expense to Microphase Corporation of $235,724 and $182,067 for the nine-month periods ended October 31, 2006 and 2005, respectively. These amounts are included in interest expense for the two periods.

NOTE 5-EQUITY TRANSACTIONS

On May 24, 2005, the Company issued 187,500 shares of its common stock to settle a liability of $7,500 in accrued professional fees. There were no equity transactions during the nine-month period ended October 31, 2006.

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

On February 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the "modified prospective" method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at February 1, 2006 and all grants made on or after February 1, 2006 have been included in the Company's determination of stock-based compensation expense for the nine months ended October 31, 2006. The Company has not restated its operating results for the nine months ended October 31, 2005 to reflect charges for the fair value of employee stock-based arrangements.

The following table illustrates the effect on net income and earnings per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2006
                                   (UNAUDITED)

                                                      FOR THE NINE MONTHS ENDED
                                                             October 31,

                                                          2006         2005
                                                        ---------   ---------

     Net(loss), as reported                             $(388,744)  $(495,862)

     Add: Stock-based employee compensation
         expense included in reported net income,
         net of related tax effects                           -         4,375

         Deduct: Total stock-based compensation
         expense determined under fair value
         based method for all awards, net of
         related tax effects                                  -        (9,129)
                                                        ---------   ---------

         Proforma net loss                              $(388,744)  $(500,616)
                                                        =========   =========
Loss per share:

  Basic and diluted - as reported                       $    (.02)  $    (.02)
                                                        =========   =========

  Basic and diluted - proforma                          $    (.02)  $    (.02)
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

On November 15, 2005, the Commission filed a civil enforcement action against 6 individuals and 4 companies as a result of its investigation, in federal district court in the State of Connecticut, alleging various violations of the Securities Act of 1933 including Sections 5, Section 17(a) and the Securities Exchange Act of 1934 including Sections 10b, Rule 10b-5, Section 12, Section 13,
Section 16 in connection with the purchase and sale of stock of Packetport in the period on or about December 14, 1999 into February of 2000. The defendants include the CEO and COO of PacketPort as well as Microphase Corporation, a privately held Connecticut corporation that shares common management with PacketPort. The CEO and COO of PacketPort and Microphase Corporation deny any violation of the law by each or any of them and intend to vigorously contest all charges set forth in such enforcement action by the Commission.

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2006
                                   (UNAUDITED)


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

RESULTS OF OPERATIONS

Three months ended October 31, 2006 vs. October 31, 2005:

NET LOSS

The Company reported a net loss of $128,516 for the three months ended October 31, 2006 as compared to a net loss of $129,038 for the three months ended October 31, 2005. This represents a loss per share of $(.01) for both three month periods. This $522 decrease in net loss for the three months ended October 31, 2006 compared to the three months ended October 31, 2005 was primarily due to the following factors:

REVENUES

For the three-month periods ended October 31, 2006 and October 31, 2005, the Company had no revenues.

COST OF GOODS SOLD

Cost of goods sold decreased by $12,557 to $0 from $12,557 for the three months ended October 31, 2006 and 2005, respectively. The decrease in cost of goods sold was due to the elimination of product administration overhead costs for business services, as the Company evaluates new business opportunities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $2,769 for the three months ended October 31, 2006 and 2005 to $28,067 from $25,298, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred research, development and capitalized software and licensing costs of $0 and $12,119 for the three months ended October 31, 2006 and 2005, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product, and licenses purchased from third parties. For both three months periods ended October 31, 2006 and 2005, the amounts capitalized were $0. These amounts normally consisted of specifically identified internal salaries, research department direct and indirect overhead costs and purchased licenses and software.

Research and development expenses decreased by $12,119 to $0 in the three month period ended October 31, 2006 from $12,119 in the three month period ended October 31, 2005, as the Company evaluates new business opportunities.

NET LOSS PER SHARE

For both three month periods ended October 31, 2006 and 2005, the Company reported a net loss per share of $(.01), based upon weighted average shares outstanding of 21,933,520 for both three-month periods.

Nine months ended October 31, 2006 vs. October 31, 2005:

NET LOSS

The Company reported a net loss of $388,744 for the nine months ended October 31, 2006 as compared to a net loss of $495,862 for the nine months ended October 31, 2005. This represents a loss per share of $(.02) for both nine-month periods. This $107,118 decrease in net loss for the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005 was primarily due to the following factors:

REVENUES

For both nine-month periods ended October 31, 2006 and October 31, 2005, the Company had no revenues.

COST OF GOODS SOLD

Cost of goods sold decreased by $67,802, to $0 from $67,802 for the nine months ended October 31, 2006 and 2005, respectively. The decrease in cost of goods sold was due to the elimination of product administration overhead costs for business services, as the Company evaluates new business opportunities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $4,526 for the nine months ended October 31, 2006 and 2005 to $97,614 from $102,140, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

The Company incurred research, development and capitalized software and licensing costs of $0 and $61,856 for the nine months ended October 31, 2006 and 2005, respectively. It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product, and licenses purchased from third parties. No amounts were capitalized for the nine months ended October 31, 2006 or 2005.

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

NET LOSS PER SHARE

For the nine-month periods ended October 31, 2006 and 2005, the Company reported net loss per share of $(.02) and $(.02), respectively, based upon weighted average shares outstanding of 21,933,520 and 21,855,910 for the respective nine-month periods.

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

On November 15, 2005, the Commission filed a civil enforcement action against 6 individuals and 4 companies as a result of its investigation, in federal district court in the State of Connecticut, alleging various violations of the Securities Act of 1933 including Sections 5, Section 17(a) and the Securities Exchange Act of 1934 including Sections 10b, Rule 10b-5, Section 12, Section 13,
Section 16 in connection with the purchase and sale of stock of Packetport in the period on or about December 14, 1999 into February of 2000. The defendants include the CEO and COO of PacketPort as well as Microphase Corporation, a privately held Connecticut corporation that shares common management with PacketPort. The CEO and COO of PacketPort and Microphase Corporation deny any violation of the law by each or any of them and intend to vigorously contest all charges set forth in such enforcement action by the Commission.

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

PLAN OF OPERATIONS

THE MARKET FOR IP TELEPHONY

Deregulation and the Internet have revolutionized the 100-year old public telephone network worldwide. Up and coming next generation service providers are now driving global territorial stakes in the telecom terrain. The dramatic rise in Internet use and accompanying growth in data traffic have led service providers to make major investments in high-capacity, packet-based networks to meet consumer demand. On the other hand telecom carriers have dominated the market with services such as Centrex for years, but are generally limited to the geographical area of the Central Office (CO). Internet Protocol (IP) voice technology (VoIP) removes this limitation and is inherently suited to hosted voice services because of its distributed nature. It is widely accepted that the combined worldwide revenues for hosted VoIP services, including IP-PBX, video-conferencing, contact center and unified communications are expected to grow in the near future into the tens of billions of dollars.

TECHNOLOGY OVERVIEW

PacketPort.com provides, through a relationship with a Softswitch IP vendor, Telephony solutions and services for a wide range of telephony applications for the Internet including Broadband Phone Services (Vonage-type services). The VoIP solution uses technology based on Sun Microsystems, Inc.'s Solaris operating systems through a WEB Browser interface that manages the Operational, Administration, Maintenance, Billing and Provisioning (OAM&P).

The Company had previously developed and manufactured a handset-only VoicePak USB Phone which is used to initiate calls on the Internet from the convenience of a personal computer. These devices are licensed with software to provide a host of IP Telephony services and solutions.

VOICEPAK SOFT CLIENT USB PHONE

PacketPort.com's VoicePak Phone was designed to work with any Microsoft based PC. In conjunction with PacketPort.com's software, the VoicePak Phone becomes a cross-platform consumer/business VoIP solution. It is compatible with Microsoft Windows operating systems and has a built-in microphone, speaker, USB interface, DSP, and volume control. As a consumer product, the VoicePak Phone requires no additional drivers and works in conjunction with popular telephony programs, such as Skype and other VoIP offerings.

RESEARCH AND DEVELOPMENT

The Company incurred research and development expenses of $0 and $61,856 for the nine-month periods ended October 31, 2006 and 2005, respectively.

The Company's product, a USB handset, includes an open API - jointly developed with our partner, Newchip - which provides the flexibility needed to develop a wide range of business solutions for implementing various IP Telephony services, such as: On-net to On-net, On-net to Off-net and Off-net to On-net.

Future research and development, if any, will be out-sourced to state-of-the-art technology houses. Presently, research and development programs have been suspended while the Company evaluates new business opportunities.

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

Our objective is to provide solutions within the IP voice business sector incorporating the following key elements in our strategy:

         -        Leverage our technology knowledge and experience;

         -        Expand and broaden our customer base;

         -        Expand our Global Sales;

The market for VOIP Telephony solutions has become extremely competitive, and differentiation is increasingly feature-based, demand is rapidly rising for high port density and multi-feature systems, which the Company can address with our vendor's softswitch.

SALES

The Company wishes to form new business partners that will utilize its relationship with its softswitch vendor to promote services and sales of its USB handset phone.

BACKLOG

As of October 31, 2006 the Company had no backlog.

CUSTOMER SUPPORT AND WARRANTY

The Company offers a 90-day warranty on any products that it markets. Customers may return defective product for repair to the Company. Costs incurred as a result of "In Warranty" repairs and returns have not been material in the past.

COMPETITION

The Company's markets are extremely competitive. Competitors of VoIP solutions and the Company's product include:

For VoIP solutions: Vonage, Packet 8 and ATT Call Vantage, to name a few.

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

EMPLOYEES

As of October 31, 2006, the Company has two executive officers and one product development/marketing personnel, for a total of three employees.

Moving forward, the Company anticipates hiring additional technical support and sales and marketing personnel commensurate with revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2006 the Company had a working capital deficit of $4,948,356 as compared to a working capital deficit of $4,559,612 at January 31, 2006. The $388,744 increase in working capital deficit for the nine-month period was due to the current period loss. At October 31, 2006 the Company had cash of $130 and no accounts receivable. Cash used in operating activities of $110,641 for the nine-month period ended October 31, 2006 primarily consisted of the net loss and decreased accrued expenses, offset by increased accounts payable and accrued interest to Microphase and Stockholder. The Company received advances of $110,327 from Microphase during the nine-month period.

During both nine-month periods ended October 31, 2006 and 2005, the Company has had no revenue. During the recent nine-month period ended October 31, 2006, the Company reported a net loss of $388,744. The Company's Independent Registered Public Accountant's prior year report on the Company's Financial Statements expressed doubt whether the Company has the ability to continue as a going concern. The Company may need to incur legal fees or additional technological costs, or both, in order to utilize or obtain access to its current licenses. There can be no assurance the Company can realign its present level of operations to attain economic viability. Furthermore, the Company's operations for the nine-month periods ended October 31, 2006 and 2005 have been subsidized with loans from a related party that has no obligation to continue such financing. (See also Risk Factors).

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

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Many of these factors are outside of our control and include:

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

WE NEED TO EFFECTIVELY MANAGE GROWTH OF OUR OPERATIONS.

Our success depends upon effective planning and growth management. Excluding part-time employees, at October 31, 2006 we had a total of three employees. We intend to increase the scope of our operations and the number of our employees. We also face challenges associated with upgrading and maintaining our information systems and internal controls, particularly those related to our purchase and receipt of inventory. If we do not successfully implement and integrate these new systems or fail to scale these systems with our growth, we may not have adequate, accurate and timely forecasting and financial information.

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

     NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 - Rule 13a-14(a) Certification (Chief Executive Officer)

Exhibit 31.2 - Rule 13a-14(a) Certification (Chief Financial Officer)

Exhibit 31.3 - Rule 13a-14(a) Certification (Director)

Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer

Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer

Exhibit 32.3 - Section 1350 Certification of Director


REPORTS ON FORM 8-K: None.

                              PACKETPORT.COM, INC.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 8th day of December, 2006


                                    PACKETPORT.COM, INC.

                                    By: /s/ RONALD A. DURANDO
                                    -------------------------
                                    Ronald A. Durando
                                    CHAIRMAN, CHIEF EXECUTIVE OFFICER,
                                    PRESIDENT


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME                                 TITLE                     DATE


/s/ RONALD A. DURANDO      Chairman, Chief Executive       December 8, 2006
---------------------      Officer, President
Ronald A. Durando


/s/ GUSTAVE T. DOTOLI      Director, Chief Operating       December 8, 2006
---------------------      Officer, Chief Financial
Gustave T. Dotoli          Officer


/s/ EDWARD J. SUOZZO       Director                        December 8, 2006
---------------------
Edward J. Suozzo

--------------------------------------------------------------------------------