Form 10KSB
period 2007-01-31
PACKETPORT COM
filed 2007-05-17
CIK 833203

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2007


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

                                 Yes /X/ No / /

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         State issuer's revenues for its most recent fiscal year. None.

         As of April 26, 2007 the aggregate market value of the voting stock held by non-affiliates was approximately $334,670.

         Number of shares outstanding of the issuer's common stock, as of April 26, 2007 was 21,933,520.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL BUSINESS

Going Concern

         As shown in the accompanying financial statements, the Company reported a net loss from continuing operations of $609,575 during the twelve months ended January 31, 2007 and stockholders' deficit was $5,064,438 as of that date. In addition, cash available at January 31, 2007 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

         The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2007 and to continue its commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

1.       Evaluate new directions and business opportunities for the Company.

2. Raise additional working capital through borrowing or through issuing equity securities.

         Management is uncertain if it will be successful in executing the above plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Continuing Operations

         PacketPort.com, Inc.'s business was an Internet centric business program geared for delivery of Internet Protocol (IP) based phone services. The business program resulted from the convergence of several worldwide trends in technology, international communications policy, and international regulation, as well as the fundamental dynamics of the global economics of telecommunications.

         The Company was unsuccessful in executing its business program and is now evaluating new directions and business opportunities.

Discontinued Operations

         On May 16, 2003, PacketPort.com, Inc. ("Packetport") sold to Themis Computer, certain software, licenses and other assets pursuant to a sale and leaseback transaction in which the assets transferred under the Asset Purchase Agreement ("APA") and license rights to the software reverted back to PacketPort pursuant to the License Agreement ("License Agreement" and collectively "the Agreements"). Under the Agreements, the perpetual licenses belonged to PacketPort and were to be activated technologically through software "keys" held by the owner of the software, currently, Transcom, Ltd. an Australian company ("Transcom"). The Agreements contained certain revenue-sharing obligations by Themis, and certain support obligations by Themis, subsequently inherited by Transcom pursuant to its claim of having inherited rights under the Agreements. PacketPort had claims for support registered with Portelis when Themis sold the assets to Transcom in November 2004.

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

         In a letter dated June 22, 2005, Transcom notified PacketPort that it had terminated the License Agreement and refused to issue further keys because of the alleged failure of PacketPort to be all-inclusive in a periodic report of information already held by Transcom. PacketPort believed that its report was as required by the Agreement, and that Transcom was seeking a means of eliminating PacketPort's right to use of the licenses to which PacketPort took ownership upon the closing of its transaction with Themis. To date, PacketPort has not sought any possible legal remedies that would rectify the alleged breach of the Agreements.

         The Company believed that, without the 500,000 licenses it rightfully owned, its only alternative was to negotiate alliances with strategic co-venturers and reseller partners in the IP Telephony industry. To date, no such alliances have been formed.

         As a result of the uncertainty relating to the possible termination of the License Agreement, discussed above, the Company determined that most of its long-lived assets became impaired. During the fiscal year ended January 31, 2006, the Company consequently wrote off machinery & equipment, software and licenses with a combined net book value of $42,825; the Company also wrote off - to cost of goods sold - $14,862 of inventory.

MARKETING

         The Company is evaluating new directions and business opportunities.

SALES

         The Company has had no sales or revenues over the two-year period ended January 31, 2007.

BACKLOG

         As of February 1, 2007, the Company had no sales backlog.

COMPETITION

         Management believes that given the competitive nature of the industry and our limited resources, no assurance can be given that the Company can achieve a commercially successful market for its products or that its competitors will not develop similar or better products. The Company does not presently possess a meaningful market share and the Company's competitors have had greater resources and more substantial marketing and research capabilities than the Company.

PATENTS, TRADEMARKS & COPYRIGHTS

         The Company has obtained a registration for its VoicePak TM - trademark from the U.S. Patent and Trademark Office.

EMPLOYEES

         As of January 31, 2007, the Company has two executive officers and one administration personnel, for a total of three employees.

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

         In a ruling (3:05 CV 1747 (PCD)) dated March 21, 2007, the United States District Court for the District of Connecticut granted a motion by the defendants to dismiss, under Federal Rule 41(b) of the Federal Rules of Civil Procedure, the civil lawsuit filed on November 15, 2005 by the Securities and Exchange Commission against PacketPort.com, Inc. et. al. for lack of prosecution. On April 4, 2007, the Securities and Exchange Commission filed a motion for reconsideration, asking the District Court to reconsider, alter or amend its prior Order dismissing the action.

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

                                    FISCAL YEAR ENDING JANUARY 31,
                             --------------------------------------------
                                    2007                      2006
                             -------------------       ------------------
                              HIGH          LOW         HIGH        LOW

     1st quarter             $  .02       $  .02       $  .04      $  .02
     2nd quarter             $  .02       $  .02       $  .08      $  .03
     3rd quarter             $  .02       $  .02       $  .04      $  .02
     4th quarter             $  .03       $  .02       $  .03      $  .02

SHAREHOLDERS

         As of April 26, 2007, there were approximately 1,000 shareholders of record of the Common Stock of the Company. The Company estimates, based on prior shareholder mailings, that holdings in "street name" represent approximately 4,300 additional beneficial shareholders for a total of approximately 5,300 shareholders of the Company.

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

         The following is a description of transactions in which the Company issued its securities during the fiscal years ended January 31, 2007 and 2006:

ISSUANCES OF THE COMPANY'S SECURITIES DURING FISCAL 2007

(1) The Company issued no shares of its common stock during the fiscal year ended January 31, 2007.

ISSUANCES OF THE COMPANY'S SECURITIES DURING FISCAL 2006

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

         The important factors which may cause actual results to differ from the forward-looking statements contained herein include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain key management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with, government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or by any other person that the objectives and expectations of the Company will be achieved.

RESULTS OF CONTINUING OPERATIONS

Twelve Months Ended January 31, 2007 vs. January 31, 2006 From Continuing Operations

NET LOSS

         The Company reported a net loss from continuing operations of $609,575 for fiscal year ended January 31, 2007 as compared to a net loss from continuing operations of $724,826 for the prior fiscal year. This represents a loss per share from continuing operations of $(.02) for fiscal year ended January 31, 2007 and $(.03) for fiscal year ended January 31, 2006.

         This $115,251 decrease in the net loss from continuing operations was primarily due to the following factors:

REVENUES

         There were no revenues in either fiscal year ended January 31, 2007 or January 31, 2006.

COST OF GOODS SOLD

         Cost of goods sold from continuing operations for products, normally consisting of parts, supplies and manufacturing costs for the Company's hardware and software products, were $0 and $69,302 for the years ended January 31, 2007 and 2006, respectively.

         The $69,302 decrease in cost of goods sold was due to the elimination of product administration overhead costs for business services, as the result of winding down operations while the Company explores new business opportunities.

         Cost of goods sold varies with each revenue source and product line. The primary costs of goods sold for continuing operations incurred by the Company in fiscal 2006 were for fixed production department administrative overhead expenses (including idle capacity).

         Software amortization costs from continuing operations, included in cost of goods sold, for the years ended January 31, 2007 and 2006 were $0 and $7,065, respectively.

OPERATING EXPENSES

         Selling, general and administrative expenses from continuing operations for the fiscal years ended January 31, 2007 and 2006 were $215,745 and $236,162, respectively. The $20,417 decrease in expenses is due to reduced legal and professional services, offset by redeployment of research and development resources to administration functions.

         Research and development expenses from continuing operations for the fiscal years ended January 31, 2007 and 2006 were $0 and $66,678, respectively. The $66,678 decrease in expenses is due to the redeployment of research and development resources to administration functions.

         Total operating expenses - comprised of selling, general and administrative expenses and research and development expenses - were $215,745 and $302,840 in fiscal years ended January 31, 2007 and 2006, respectively. The combined decrease of $87,095 is due to reduced legal and professional services and shrinking operations.

OTHER EXPENSE ITEMS

         Interest expense was $392,830 for the fiscal year ended January 31, 2007 and $308,859 for the fiscal year ended January 31, 2006. The $89,971 increase in interest expense is due to higher borrowing bases of its notes payable to Microphase Corporation and to stockholder (related parties) and higher interest rates in the current year.

NET LOSS PER SHARE

         For the years ended January 31, 2007 and 2006, the company reported a net loss per share of $(.02) and a net loss per share of $(.03), respectively, based upon respective weighted average shares outstanding of 21,933,520 and 21,875,472.

         Losses per share cited above were derived from continuing operations, as discontinued operations provided $.00 per share for each year.

CRITICAL ACCOUNTING POLICIES

Segregation of Discontinued Operations

         Effective January 31, 2003, the Company discontinued operations relating to the design and development of its primary intellectual property core software. These former activities have been accounted for as discontinued operations in the financial statements. Condensed financial information for these discontinued operations is summarized below for fiscal years ended January 31, 2007 and 2006.

                                               2007               2006
                                           -------------     -------------

       Total Revenues                      $           -     $           -
       Cost of Goods Sold                              -                 -
                                           -------------     -------------

       Gross Margin                                    -                 -

       Operating Expenses                              -                 -

       Other Income Items:
                                                       -                 -
       Accounts Payable Writeoffs                104,749             8,255

       Settlement Income                               -           135,116
                                           -------------     -------------

         Income From Discontinued
           Operations                      $     104,749     $     143,371
                                           =============     =============

         Pursuant to Company policy, the Company wrote off $104,749 of inactive accounts payable invoices older than five years at January 31, 2007, versus $8,255 at January 31, 2006.

         Settlement income in fiscal 2006 relates to the cancellation of accrued charges with respect to an expired warranty claim against the Company.

RESEARCH, DEVELOPMENT AND CAPITALIZATION OF SOFTWARE

         The Company incurred research, development and capitalized software and licensing costs of $0 and $66,678 for the fiscal years ended January 31, 2007 and 2006, respectively.

         It is the policy of the Company to capitalize research and development costs that are incurred subsequent to the establishment of technological feasibility to produce the finished product, and licenses and software purchased from third parties. No amounts were capitalized for the fiscal years ended January 31, 2007 and 2006.

         Research and development expenses decreased by $66,678 from $66,678 in fiscal year ended January 31, 2006 to $0 in fiscal year ended January 31, 2007. The decrease was due to the redeployment of research and development resources to marketing and administration functions while the Company explores new business opportunities.

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

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2007 the Company had a working capital deficit of $5,064,438 as compared to a working capital deficit of $4,559,612 at January 31, 2006. The $504,826 increase in working capital deficit for the year was entirely due to the current year loss. At January 31, 2007 the Company had cash of $249 and no accounts receivable. Cash used in continuing operating activities of $139,156 for the year ended January 31, 2007 primarily consisted of the net loss from continuing operations, and reductions to accounts payable and accrued expenses, offset by net increases in accrued compensation to stockholder and accrued interest on Notes Payable to Microphase and stockholder. The Company also received additional net cash infusions of $138,961 from Microphase.

         The Company incurred a net operating loss from continuing operations of $609,575 for the year ended January 31, 2007 and stockholders' deficit was $5,064,438 as of that date. The Company's ability to continue as a going concern and its future success is dependent upon its ability to:

         (1) Evaluate new directions and business opportunities for the Company.

         (2) Raise additional working capital through borrowing or through issuing equity securities.

         Management is uncertain if it will be successful in executing the above plans.

RISK FACTORS

WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORESEEABLE FUTURE.

         We expect operating losses and negative cash flow for the foreseeable future. We cannot be certain when and if we will achieve sufficient revenues in relation to expenses to become profitable.

         Our future profitability depends on generating and sustaining high revenue growth while maintaining reasonable expense levels. Having slower revenue growth than we anticipate or operating expenses that exceed our expectations would harm our business. If we achieve profitability, we cannot be certain that we would be able to sustain or increase profitability in the future.

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

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

         Our revenues and operating results may vary significantly from quarter to quarter due several factors. Many of these factors are outside our control and include:

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD BURDEN OUR BUSINESS.

         The adoption or modification of laws or regulations applicable to the Internet could harm our business. The U.S. Congress has passed laws regarding online children's privacy, copyrights and taxation. The law governing the Internet, however, remains largely unsettled. New laws may impose burdens on companies conducting business over the Internet. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet and online advertising. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. We also may be subject to regulation not specifically related to the Internet, including laws affecting direct marketers.

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

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         DIRECTORS AND OFFICERS. The following schedule sets forth the name of each director and officer of the Company and the nature of all positions and offices with the Company presently held by them.

CURRENT DIRECTORS

1. MR. RONALD A. DURANDO, Age 50. Mr. Durando is a co-founder of mPhase, a small public technology company, and has served as its President and Chief Executive Officer since its inception in October 1996. Prior to joining mPhase Technologies, Inc., Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. In addition, Mr. Durando is concurrently employed as an officer of Microphase Corporation, a leading developer of telecommunications technology. He is also Chairman of the Board of Janifast Limited, for operational and manufacturing companies in Hong Kong and China. On November 26, 1999 Mr. Durando became the Company's Chairman, Chief Executive Officer and President. He is the 100% owner of PacketPort, Inc.

2. MR. GUSTAVE T. DOTOLI, Age 72. Mr. Dotoli has served as the Chief Operating Officer of mPhase since October 1996. Mr. Dotoli is also employed by Microphase Corporation. He is formerly the President and Chief Executive Officer of the following corporations: Imperial Electro-Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc. and Met Pack, Inc. Mr. Dotoli received a B.S. degree in Industrial Engineering from Fairleigh Dickinson University in 1959. On November 26, 1999 he was elected to the Board of Directors and became the Company's Vice President, and Chief Operating Officer.

3. MR. EDWARD J. SUOZZO, Age 46. Mr. Suozzo is a founding member and has been a partner of Schuhalter, Coughlin & Suozzo, P.C., (and its predecessor, Schuhalter, Coughlin & Suozzo, LLC) certified public accountants, since its formation in 1988. Mr. Suozzo is a 1983 graduate of Rutgers University, and is certified in New York and New Jersey. On October 29, 2003 he was elected to the Board of Directors and he will serve as chairman of the board's audit committee, and will assist the board in fulfilling its increased reporting responsibilities.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation for the years ended January 31, 2007, 2006 and 2005 paid to the Company's Chief Executive Officer and the other named executive officers whose compensation is required to be disclosed pursuant to Item 402(a)(2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended:

                                                       ANNUAL
                                                   COMPENSATION (1)   AWARDS
NAME AND UNDERLYING        FISCAL  SALARY  BONUS    OTHER ANNUAL      SHARES
PRINCIPAL POSITION          YEAR     ($)    ($)    COMPENSATION ($)   OPTIONS

Ronald Durando              2007      -      -       $ 100,000           -
Chairman, Chief             2006      -      -       $ 100,000           -
 Executive Officer,         2005      -      -       $ 100,000           -
 President

Gustave Dotoli              2007      -      -               -           -
 Director, Chief            2006      -      -               -           -
 Operating Officer          2005      -      -               -           -

(1) Columns entitled "Restricted Stock Award(s)", "LTIP Payouts", and "All Other Compensation" have been excluded because they are not applicable to any fiscal year covered by this table.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 26, 2007 certain information regarding the beneficial ownership of shares of our common stock:

         -        by each director;

         - by each person who is known by us to beneficially own 5% or more of the outstanding shares of common stock;

         - by each of our executive officers named in the summary compensation table; and

         -        by all of our executive officers and directors as a group.

                                              COMMON STOCK,
                                                 OPTIONS
                                                AMOUNT AND        PERCENTAGE
                                                 NATURE OF        OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER (1)    BENEFICIAL OWNERSHIP   STOCK(2)

Ronald A. Durando (2)(3)(4)                     6,750,000            27.9%
Gustave T. Dotoli (2)(5)                        1,200,000             5.3%
Edward J. Suozzo (2)                              250,000             1.1%
                                                ---------            -----

All executive officers and directors as
a group (3 people)                              8,200,000            34.3%
                                                =========            =====

(1) Unless otherwise indicated, the address of each beneficial owner is 587 Connecticut Ave., Norwalk, CT 06854

(2) unless otherwise indicated, Packetport.com, Inc. believe that all persons named in the table have sole voting and investment power with respect to all shares of the Company shares beneficially owned by them. The percentage for each beneficial owner listed above is based on 21,933,520 shares outstanding on April 26, 2007, with respect to each such person holding options or warrants to purchase shares that are exercisable within 60 days after April 26, 2007, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for the purpose of computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants or options: Ronald A. Durando - 750,000 options and 1,500,000 warrants (held by PacketPort, Inc.); Gustave T. Dotoli - 500,000 options, Edward J. Suozzo - 250,000 options.

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

         Ronald A. Durando and Gustave T. Dotoli, the Company's President and Vice President, respectively, are officers and Ronald Durando is a shareholder of Microphase Corp., a privately held Connecticut corporation. The Company leases approximately 1,000 square feet from Microphase Corporation, for $2,500 per month ($5,000 per month prior to July 2005) including administrative support services, on a month-to-month basis. Janifast Limited is a privately held Hong Kong corporation, of which Ronald A. Durando and Gustave T. Dotoli are controlling shareholders. Janifast Limited owns 100% of Janifast Telecommunications (Nanhai) Co., Ltd., which is a manufacturing facility located in mainland China. The two companies, collectively called Janifast, were the manufacturers of the Company's VoicePak Phone. There were no items produced by Janifast for the Company during the two-year period ended January 31, 2007.

         The Company's president is the 100% owner of PacketPort, Inc. The Company's president earned executive consulting fees of $100,000 for each of the fiscal years ended January 31, 2007 and 2006. The Company's vice president earned no consulting fees for either fiscal year.

         The Company owed the Company president $958,307 and $783,966 at January 31, 2007 and 2006, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of unpaid executive consulting fees, cash advances from the Company president and accrued interest. The note is subject to interest at prime plus 3%. The note, including accrued interest, is payable to the Company's president upon demand. The Company incurred interest expense to the Company's president of $74,341 and $53,625 that are included in interest expense and note payable - stockholder in fiscal years ended January 31, 2007 and 2006, respectively.

         The Company owed Microphase Corporation $3,844,675 and $3,387,328 at January 31, 2007 and 2006, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. The note, including accrued interest, is payable to Microphase upon demand. Additional advances made by Microphase during fiscal year ended January 31, 2007 totaled $138,961. The Company incurred interest expense to Microphase Corporation of $318,386 and $252,754 for fiscal years ended January 31, 2007 and 2006, respectively. These amounts are included in interest expense and note payable - Microphase for the two years.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A)(1) FINANCIAL STATEMENTS.

         The following financial statements are included in Part II, Item 7:

 Index to Financial Statements and Schedules................................F-1

 Report of Independent Registered Public Accounting Firm....................F-2

 Balance Sheet - January 31, 2007...........................................F-3

 Statements of Operations-Two years ended January 31, 2007
  and 2006..................................................................F-4

 Statements of Changes in Stockholders' Deficit-Two years
  ended January 31, 2007 and 2006...........................................F-5

 Statements of Cash Flows-Two years ended January 31, 2007
  and 2006........................................................ .........F-6

 Notes to Financial Statements. ............................................F-7

         (B)  REPORTS ON FORM 8-K

                NONE

         (C)  EXHIBITS

                See Exhibit Index (a) 1 - Page 18.

                              PACKETPORT.COM, INC.
                              FINANCIAL STATEMENTS
                       FISCAL YEAR ENDED JANUARY 31, 2007

                                                                          PAGE

 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

 Report of Independent Registered Public Accounting Firm                   F-2

 Balance Sheet - January 31, 2007                                          F-3

 Statements of Operations-Two years ended January 31, 2007
   and 2006                                                                F-4

 Statements of Changes in Stockholders' Deficit-Two
  years ended January 31, 2007 and 2006                                    F-5

 Statements of Cash Flows-Two years ended January 31, 2007
   and 2006                                                                F-6

 Notes to Financial Statements                                             F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and
Stockholders PacketPort.com, Inc.


We have audited the accompanying balance sheet of PacketPort.com, Inc. as of January 31, 2007 and the related statements of operations, cash flows, and stockholders' deficiency for each of the years in the two year period ended January 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacketPort.com, Inc. at January 31, 2007, and the results of their operations and their cash flows for each of the years in the two year period ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $609,575 from its continuing operations during the year ended January 31, 2007 and a stockholders' deficit of $5,064,438 as of that date. In addition, existing cash at January 31, 2007 is not sufficient to support the Company's operations for the next year. These conditions raise the substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DEMETRIUS & COMPANY, L.L.C.
Wayne, New Jersey
May 16, 2007

                              PACKETPORT.COM, INC.
                                  BALANCE SHEET
                                JANUARY 31, 2007

      ASSETS

Cash                                                               $        249


      Total Current Assets                                                  249
                                                                   -------------

Machinery & equipment:
  Machinery & Equipment, at cost                                          7,549
  Less: Accumulated Depreciation                                         (7,549)
                                                                   -------------

      Machinery & Equipment, net                                              -
                                                                   -------------


      Total Assets                                                 $        249
                                                                   =============

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                 $     90,936
  Taxes Payable                                                           1,000
  Accrued Expenses                                                      169,769
  Note Payable - Stockholder                                            958,307
  Note Payable - Microphase Corporation                               3,844,675
                                                                   -------------

      Total Current Liabilities                                       5,064,687
                                                                   -------------

      Total Liabilities                                               5,064,687
                                                                   -------------

Stockholders' deficit:
 Common Stock, $.003 Par Value, 149,000,000
  shares authorized, 21,933,520 shares issued
  and outstanding                                                        65,801
Capital in Excess of Par Value                                       22,211,517


Accumulated Deficit                                                 (27,341,756)
                                                                   -------------

      Total Stockholders' Deficit                                    (5,064,438)
                                                                   -------------

      Total Liabilities and Stockholders'
      Deficit                                                      $        249
                                                                   =============



   The accompanying notes are an integral part of these financial statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS


                                                       FOR THE YEAR ENDED
                                                           JANUARY 31,
                                                      2007             2006

Revenues                                         $          -      $          -
                                                 -------------     -------------

Cost of Goods Sold:
  Product                                                    -           62,237
  Software Amortization                                      -            7,065
                                                 -------------     -------------

      Total Cost of Goods Sold                               -           69,302
                                                 -------------     -------------

Gross Loss On Sales                                          -          (69,302)
                                                 -------------     -------------

Selling, General and Administrative Expenses           215,745          236,162
Research and Development                                     -           66,678
                                                 -------------     -------------

                                                       215,745          302,840
                                                 -------------     -------------

Operating Loss                                        (215,745)        (372,142)
                                                 -------------     -------------

Other Expense:
  Interest Expense                                    (392,830)        (308,859)
  Impairment of Long-Lived Assets                            -          (42,825)
                                                 -------------     -------------

                                                      (392,830)        (351,684)
                                                 -------------     -------------

Loss From Continuing Operations,
  Before Income Taxes                                 (608,575)        (723,826)

Income From Discontinued Operations,
  Net of Income Taxes of $0 in 2007 and 2006,
  offset by benefit from tax loss carryforwards
  of $0 in 2007 and 2006                               104,749          143,371

  Income Taxes                                          (1,000)          (1,000)
                                                 -------------     -------------

      Net Loss                                   $    (504,826)    $   (581,455)
                                                 =============     =============

Loss Per Share:

  Net loss per share from:
    Continuing Operations                        $        (.02)    $       (.03)
    Discontinued Operations                                  -                 -
                                                 -------------     -------------
                                                 $        (.02)    $       (.03)
                                                 =============     =============

Weighted Average Number of Shares Outstanding       21,933,520       21,875,472
                                                 =============     =============



   The accompanying notes are an integral part of these financial statements.

                                          PACKETPORT.COM, INC.
                             STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                FROM FEBRUARY 1, 2005 TO JANUARY 31, 2007


                                                  CAPITAL IN
                                 COMMON STOCK      EXCESS OF  COMPENSATION  ACCUMULATED
                              SHARES     AMOUNT    PAR VALUE    DEFERRED      DEFICIT        TOTALS
                            ----------  -------- ------------ ------------ -------------  -------------
Balances, January 31, 2005  21,746,020  $ 65,238 $ 22,204,580  $  (4,375)  $ (26,255,475) $ (3,990,032)

Issuance of common stock
  for services                 187,500       563        6,937          -               -         7,500

Amortization of deferred
  employee stock option
  compensation                       -                      -      4,375               -         4,375

Net Loss                             -         -            -          -        (581,455)     (581,455)
                            ----------  -------- ------------  ---------   -------------  -------------

Balances, January 31, 2006  21,933,520  $ 65,801 $ 22,211,517  $      (-)  $ (26,836,930) $ (4,559,612)


Net Loss                             -         -            -          -        (504,826)     (504,826)
                            ----------  -------- ------------  ---------   -------------  -------------

Balances, January 31, 2007  21,933,520  $ 65,801 $ 22,211,517  $      (-)  $ (27,341,756) $ (5,064,438)




               The accompanying notes are an integral part of these financial statements.

                                                  F-5

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                      FOR THE YEAR ENDED
                                                          JANUARY 31,
                                                 -------------------------------
                                                     2007              2006
                                                 -------------     -------------
OPERATING ACTIVITIES

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:

Net Loss from continuing operations              $    (609,575)    $   (724,826)
Add: Adjustments to Reconcile Net Loss to
 Net Cash Used in Operating Activities:
 Depreciation & Amortization                                 -           36,164
 Amortization of deferred compensation                       -            4,375
 Impairment of Long-Lived Assets                             -           42,825
 Inventory writedowns                                        -           14,862

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Prepaid Expenses and Other Current Assets                   -           11,863
 Accounts Payable                                      (10,733)          18,369
 Accrued Expenses                                      (11,575)         (54,683)
 Accrued Compensation - Stockholder                    100,000          100,000
 Accrued Interest Note Payable - Stockholder            74,341           53,625
 Accrued Interest Note Payable - Microphase            318,386          252,754
                                                 -------------     -------------

  Net Cash Used in Continuing Operating
   Activities                                         (139,156)        (245,547)
                                                 -------------     -------------

CASH FLOWS FROM DISCONTINUED OPERATIONS:

 Net Income from Discontinued Operations               104,749          143,371
 Accounts Payable                                     (104,749)          (8,255)
 Accrued Expenses                                            -         (135,116)
                                                 -------------     -------------
  Net Cash Used in Discontinued Operations                   -                -
                                                 -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from Advances from Microphase                138,961          244,118
                                                 -------------     -------------

  Net Cash Provided by Financing Activities            138,961          244,118
                                                 -------------     -------------


Net (Decrease) in Cash                                    (195)          (1,429)

Cash at Beginning of Year                                  444            1,873
                                                 -------------     -------------

Cash at End of Year                              $         249     $        444
                                                 =============     =============

Supplemental Cash Flow Information:
Cash paid for Interest                           $         103     $       2,480
                                                 =============     =============
Cash paid for Income Taxes                       $       1,000     $       1,000
                                                 =============     =============




   The accompanying notes are an integral part of these financial statements.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2007


NOTE 1-BASIS OF PRESENTATION

         As shown in the accompanying financial statements, the Company incurred a net loss from continuing operations of $609,575 during the year ended January 31, 2007 and stockholders' deficit was $5,064,438 as of that date. In addition, cash available at January 31, 2007 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

         The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2008 and to continue its commercialization efforts. Management's plans in this regard include, but are not limited to, the following:

1.       Evaluate new directions and business opportunities for the Company.

2. Raise additional working capital through borrowing or through issuing equity securities.

         Management is uncertain if it will be successful in executing the above plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2-BUSINESS DESCRIPTION

         PacketPort.com, Inc.'s business was an Internet centric business program geared for delivery of Internet Protocol (IP) based phone services. The business program resulted from the convergence of several worldwide trends in technology, international communications policy, and international regulation, as well as the fundamental dynamics of the global economics of telecommunications.

         The Company was unsuccessful in executing its business program and is now evaluating new directions and business opportunities.

NOTE 3-MAJOR CUSTOMERS AND LINE OF BUSINESS

         The Company adopted Statement of Financial Accounting Standard (SFAS) No. 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.

         Under SFAS 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. There were no product sales during fiscal years ended January 31, 2007 and 2006.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2007


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

SEGREGATION OF DISCONTINUED OPERATIONS

         On May 16, 2003, PacketPort.com, Inc. ("Packetport") sold to Themis Computer, certain software, licenses and other assets pursuant to a sale and leaseback transaction in which the assets transferred under the Asset Purchase Agreement ("APA") and license rights to the software reverted back to PacketPort pursuant to the License Agreement ("License Agreement" and collectively "the Agreements"). Under the Agreements, the perpetual licenses belonged to PacketPort and were to be activated technologically through software "keys" held by the owner of the software, currently, Transcom, Ltd. an Australian company ("Transcom"). The Agreements contained certain revenue-sharing obligations by Themis, and certain support obligations by Themis, subsequently inherited by Transcom pursuant to its claim of having inherited rights under the Agreements. PacketPort had claims for support registered with Portelis when Themis sold the assets to Transcom in November 2004. PacketPort continued to assert its claim for support and revision update against Transcom and Themis following the November 2004 transaction, as well as a claim for entitlement to revenue-sharing under the Agreements as a result of the sale of the relevant products to Transcom by Themis, and correspondingly by a partnership between Transcom International Limited and Australian Internet Service Provider Chariot Limited. Transcom and Themis to date have refused to make payment and/or to provide the required revision, for which PacketPort considers them to be in breach of the Agreements.

         In a letter dated June 22, 2005, Transcom notified PacketPort that it had terminated the License Agreement and refused to issue further keys because of the alleged failure of PacketPort to be all-inclusive in a periodic report of information already held by Transcom. PacketPort believed that its report was as

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2007


required by the Agreement, and that Transcom was seeking a means of eliminating PacketPort's right to use of the licenses to which PacketPort took ownership upon the closing of its transaction with Themis. To date, PacketPort has not sought any possible legal remedies that would rectify the alleged breach of the Agreements.

         The Company believed that, without the 500,000 licenses it rightfully owns, its only alternative was to negotiate alliances with strategic co-venturers and reseller partners in the IP Telephony industry. To date, no such alliances have been formed.

         As a result of the uncertainty relating to the possible termination of the License Agreement, discussed above, the Company determined that most of its long-lived assets became impaired. During the fiscal year ended January 31, 2006, the Company consequently wrote off machinery & equipment, software and licenses with a combined net book value of $42,825; the Company also wrote off - to cost of goods sold - $14,862 of inventory.


         For the statement of operations for the fiscal years ended January 31, 2007 and 2006, respectively, the revenue and expenses associated with the intellectual properties and other assets sold have been accounted for as discontinued operations in the current financial statements and condensed information is summarized below:

                                                          YEAR ENDING
                                                           JANUARY 31,
                                                   ---------------------------
                                                      2007             2006
                                                   ----------       ----------

Total Revenues                                     $        -       $        -
Cost of Goods Sold                                          -                -
                                                   ----------       ----------

Gross Margin                                                -                -

Operating Expenses                                          -                -

Other Income Items:
Accounts Payable write-offs                           104,749            8,255
Settlement Income                                           -          135,116
                                                   ----------       ----------

 Income From Discontinued Operations               $  104,749       $  143,371
                                                   ==========       ==========

         Pursuant to Company policy, the Company wrote off $104,749 of inactive accounts payable invoices older than five years at January 31, 2007, versus $8,255 at January 31, 2006.

         Settlement income in fiscal 2006 relates to the cancellation of accrued charges with respect to an expired warranty claim against the Company.

CASH AND CASH EQUIVALENTS

         The Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at January 31, 2007 and 2006.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2007


SUPPLEMENTAL CASH FLOWS DISCLOSURES

         Cash flows from operating activities for the year ended January 31, 2007 reflects interest paid of $103, interest earned of $0 and taxes paid of $1,000. Cash flows from operating activities for the year ended January 31, 2006 reflects interest paid of $2,480, interest earned of $0 and taxes paid of $1,000.

MACHINERY AND EQUIPMENT AND CAPITAL LEASES

         Machinery and equipment are stated at cost. Property and equipment are comprised predominantly of computer equipment, furniture and fixtures. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are provided for utilizing the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense for the years ended January 31, 2007 and 2006 was $0 and $29,098, respectively. Effective July 31, 2005, the Company wrote off machinery and equipment with a net book value of $18,084 (cost - $319,829; accumulated depreciation - $301,745) due to the impairment caused by Themis' ceasing its support of the License Agreement, discussed above.

REVENUE RECOGNITION

HARDWARE

         Revenues are recorded when products are shipped. There was no hardware revenue during the fiscal years ended January 31, 2007 and 2006.

SOFTWARE

         The Company provided its software through an alliance program. Revenue is recorded when the alliance partner is invoiced, after the service becomes available and is used by the partner's subscribers. Revenue on support contracts is recognized over the term of the contracts, which generally is one year. There was no revenue from software licenses or support contracts during the fiscal years ended January 31, 2007 and 2006.

CAPITALIZED SOFTWARE COSTS

         Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to the establishment of technological feasibility to produce the finished product are generally capitalized. No such capitalized software costs were incurred during fiscal years ended January 31, 2007 and 2006.

         Amortization of prior years capitalized software costs are included in the Cost of Goods Sold section of the Statement of Operations and amounted to $0 and $7,065 for the years ended January 31, 2007 and 2006, respectively. The capitalization of such costs and the related amortization is in accordance with SFAS No.86. Effective July 31, 2005, the Company wrote off licenses and software with a net book value of $24,471 (cost - $48,633; accumulated amortization - $23,892) due to the impairment caused by Themis' ceasing its support of the License Agreement, discussed above.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company adopted SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," that requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet. The

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2007


carrying amounts reported in the balance sheet for cash, trade receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

ACCOUNTING FOR LONG-LIVED ASSETS

         The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. For the fiscal year ended January 31, 2006, the Company wrote off net book value of $42,825 of its long-lived assets (machinery and equipment, licenses and software) due to such impairment. There were no such impairments in the current fiscal year.

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

STOCK BASED COMPENSATION

         In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004). SFAS No. 123 supersedes APB Opinion No. 25. Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant. Under SFAS No. 123R, compensation expense is recognized for employee stock option grants. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R effective February 1, 2006.

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

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2007


         The following is a description of transactions in which the Company issued its securities during the fiscal years ended January 31, 2007 and 2006.

(1) The Company issued no shares of its common stock during the fiscal year ended January 31, 2007.

(2) The Company issued 187,500 shares of its common stock to settle a liability of $7,500 in professional fees during the fiscal year ended January 31, 2006.

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

         There were no options or warrants granted in fiscal years ended January 31,2007 or 2006.

         In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004). SFAS No. 123 supersedes APB Opinion No. 25. Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant. Under SFAS No. 123R, compensation expense is recognized for employee stock option grants. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R effective February 1, 2006.

         The following table illustrates the effect on net loss and loss per share as if the fair value based method has been applied to all outstanding and unvested awards in each period.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2007


                                                            YEAR ENDING
                                                             JANUARY 31,
                                                         2007          2006
                                                     ------------  -------------

Net loss, as reported                                $   (504,826) $   (581,455)
Add:  Stock-based employee compensation expense
 included in reported net loss, net of related
 tax effects                                                    0         4,375
Deduct:  Total stock-based compensation expense
 determined under fair value based method for
 all awards, net of related tax                                 0        (9,129)
                                                     ------------  -------------

Proforma net loss                                    $   (504,826) $   (586,209)
                                                     ============  =============

Loss per share
  Basic and diluted - as reported                    $       (.02) $       (.03)
                                                     ============  =============
  Basic and diluted - proforma                       $       (.02) $       (.03)
                                                     ============  =============

         For the years ended January 31, 2007 and 2006, the Company recorded non-cash charges for option awards totaling $0 and $0 and deferred compensation totaling $0 and $4,375, respectively.

Options Outstanding

         The following table summarizes the changes in stock options outstanding to directors, employees and consultants for shares of the Company's common stock:

                                  STOCK OPTIONS
                         Weighted average exercise price

Outstanding at:
   January 31, 2005                              4,361,065            $   .56
    Granted                                              -                .--
    Exercised                                            -                .--
    Expired/Canceled                            (1,901,065)              (.98)
                                                -----------           --------

Outstanding at:
   January 31, 2006                              2,460,000            $   .25
     Granted                                             -                .--
     Exercised                                           -                .--
     Expired/Canceled                             (460,000)              (.46)
                                                -----------           --------

Outstanding at:
   January 31, 2007                              2,000,000            $   .20
                                                ===========           ========

         The following summarizes information about stock options outstanding and the related exercise price ranges at January 31, 2007:

                                          WEIGHTED
                                           AVERAGE       WEIGHTED      WEIGHTED
                                          REMAINING      AVERAGE       AVERAGE
   RANGE OF          NUMBER              CONTRACTUAL      NUMBER       EXERCISE
EXERCISE PRICE    OUTSTANDING    LIFE     EXERCISE     EXERCISABLE      PRICE
--------------    -----------    ----    -----------   -----------     --------
$ .20              2,000,000     2.8         $ .20      2,000,000       $ .20

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2007


Warrants Outstanding

         The following summarizes information about warrants, issued pursuant to various financing transactions, as adjusted for the 3:1 reverse split in December, 1999:

   Outstanding at:
    January 31, 2004                                             6,879,810
     Issued                                                              -
     Exercised                                                           -
     Expired                                                             -
                                                                ----------
   Outstanding at:
    January 31, 2005                                             6,879,810
     Issued                                                              -
     Exercised                                                           -
     Expired                                                             -
                                                                ----------

   Outstanding at:
    January 31, 2006                                             6,879,810
     Issued                                                              -
     Exercised                                                           -
     Expired                                                    (5,379,810)
                                                                ----------
                                                                 1,500,000
                                                                ==========

         The following summarizes information about warrants outstanding at January 31, 2007:

                                                         WEIGHTED       WEIGHTED
                                REMAINING    WEIGHTED    AVERAGE        AVERAGE
  RANGE OF          NUMBER     CONTRACTUAL   AVERAGE      NUMBER        EXERCISE
EXERCISE PRICE    OUTSTANDING     LIFE       EXERCISE   EXERCISABLE      PRICE
--------------    -----------     ----       --------   -----------     --------
$.10              1,500,000       2.3        $    .10    1,500,000        $.10

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2007



NOTE 6-INCOME TAXES

         At January 31, 2007 and 2006, the Company had net operating loss carryforwards of approximately $23,890,000 and $24,560,000, respectively, for book and tax purposes, expiring from 2008 to 2024. As a result of the Tax Reform Act of 1986, the Company is obligated to pay an alternative minimum tax on its alternative minimum taxable income, even though it has a loss carryforward. These carryforwards are subject to possible limitations on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue
Code), which result in more than a 50% point change in ownership.

         At this time, the Company does not believe it can reliably predict profitability beyond the current fiscal year. Accordingly, the deferred tax asset applicable to operations subsequent to January 31, 2007 has been reduced in its entirety by the valuation allowance. For the periods ending January 31, 2007 and 2006 the (provision) for taxes, net of the benefit from utilization of tax loss carryforwards in 2006, is comprised only of appropriate state income taxes.

         Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the years ended January 31, 2007 and 2006 respectively is as follows:

                                                          JANUARY 31,
                                                   ---------------------------
                                                       2007           2006
                                                   ------------   ------------
Loss Before Income Taxes                           $   (504,826)  $   (581,455)
Computed expected tax credit                                  -              -
Current year tax provision                              171,640        197,695
Operating loss for which no
  benefits were provided                               (171,640)      (197,695)
Tax benefit - utilization of tax loss
  carryforwards                                               -              -
State and local tax                                      (1,000)        (1,000)
Provision for income taxes                         $     (1,000)  $     (1,000)


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

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2007


         On November 15, 2005, the Commission filed a civil enforcement action against 6 individuals and 4 companies as a result of its investigation, in federal district court in the State of Connecticut, alleging various violations of the Securities Act of 1933 including Sections 5, Section 17(a) and the Securities Exchange Act of 1934 including Sections 10b, Rule 10b-5, Section 12,
Section 13, Section 16 in connection with the purchase and sale of stock of Packetport in the period on or about December 14, 1999 into February of 2000. The defendants include the CEO and COO of PacketPort as well as Microphase Corporation, a privately held Connecticut corporation, which shares common management with PacketPort. The CEO and COO of PacketPort and Microphase Corporation deny any violation of the law by each or any of them and intend to vigorously contest all charges set forth in such enforcement action by the Commission.

         In a ruling (3:05 CV 1747 (PCD)) dated March 21, 2007, the United States District Court for the District of Connecticut granted a motion by the defendants to dismiss, under Federal Rule 41(b) of the Federal Rules of Civil Procedure, the civil lawsuit filed on November 15, 2005 by the Securities and Exchange Commission against PacketPort.com, Inc. et. al. for lack of prosecution. On April 4, 2007, the Securities and Exchange Commission filed a motion for reconsideration, asking the District Court to reconsider, alter or amend its prior Order dismissing the action.

LITIGATION

         From time to time the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

LEASES

         In November, 1999, the Company moved to its present location of approximately 1,000 square feet with rent, including administrative support services, at $5,000 per month through June 30, 2005 and $2,500 per month thereafter, on a month to month basis to Microphase Corporation. Rent expense and administrative support charged to operations was $30,000 for the fiscal year ended January 31, 2007 and $42,500 for the fiscal year ended January 31, 2006.

EMPLOYMENT AGREEMENTS

         There were no employment agreements in effect during the fiscal year ended January 31, 2007.

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

         The Company's president is the 100% owner of PacketPort, Inc. The Company's president earned executive consulting fees of $100,000 for each of the fiscal years ended January 31, 2007 and January 31, 2006. The Company's vice president earned no consulting fees for either of the fiscal years.

                               PACKETPORT.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
                                JANUARY 31, 2007


         The Company owed the Company president $958,307 and $783,966 at January 31, 2007 and 2006, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of unpaid executive consulting fees, cash advances from the Company president and accrued interest. The note is subject to interest at prime plus 3%. The note, including accrued interest, is payable to the Company's president upon demand. The Company incurred interest expense to the Company's president of $74,341 and $53,625 that are included in interest expense and note payable - stockholder in fiscal years ended January 31, 2007 and 2006, respectively.

         The Company owed Microphase Corporation $3,844,675 and $3,387,328 at January 31, 2007 and 2006, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. The note, including accrued interest, is payable to Microphase upon demand. Additional advances made by Microphase during fiscal year ended January 31, 2007 totaled $138,961. The Company incurred interest expense to Microphase Corporation of $318,386 and $252,754 for fiscal years ended January 31, 2007 and 2006, respectively. These amounts are included in interest expense and note payable - Microphase for the two years.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                      TITLE                          DATE

/s/ RONALD A. DURANDO      Chairman, Chief Executive           May 16, 2007
-----------------------    President
Ronald Durando Officer



/s/ GUSTAVE T. DOTOLI      Director, Chief Operating           May 16, 2007
-----------------------    Officer, Acting Chief
Gustave T. Dotoli          Financial Officer



/s/ EDWARD J. SUOZZO       Director                            May 16, 2007
-----------------------
Edward J. Suozzo

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

31.3 Certification of Director Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3 Certification of Director Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


























                                      -18-

--------------------------------------------------------------------------------