Form 10QSB
period 2007-04-30
PACKETPORT COM
filed 2007-06-12
CIK 833203

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)


/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
       1934


                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

                         COMMISSION FILE NUMBER 0-19705


                              PACKETPORT.COM, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                    13-3469932
  -------------------------------                 ---------------------
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

                                 Yes /X/ No / /

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

                                 Yes /X/ No / /

     State the number of shares outstanding of each of the issuer's Classes of Common Equity, as of the latest practicable date.

     Number of shares outstanding of the issuer's Common Stock as of June 8, 2007 was 21,933,520.


Traditional Small Business Disclosure Format (check one):

                                 Yes / / No /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED APRIL 30, 2007



PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements:

      Balance Sheets-April 30, 2007 (Unaudited) and January 31, 2007..........3

      Statements of Operations (Unaudited)-Three Months ended
       April 30, 2007 and 2006................................................4

      Statements of Cash Flows (Unaudited)-Three months ended
       April 30, 2007 and 2006................................................5

      Notes to Financial Statements (Unaudited).............................6-9

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................10-16


    Item 3. Controls and Procedures......................................... 16

PART II. OTHER INFORMATION.................................................. 17

    Item 1. Legal Proceedings............................................... 17

    Item 2. Changes in Securities........................................... 18

    Item 3. Defaults Upon Senior Securities..................................18

    Item 4. Submission of Matters to a Vote of Security Holders..............18

    Item 6. Exhibits and Reports on Form 8-K.................................18

    Signatures...............................................................19

                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                     APRIL 30,   JANUARY 31,
                                                       2007          2007
                                                   ------------  ------------
                                                    (Unaudited)
    ASSETS

Cash                                                $       372  $       249

                                                   ------------    ----------
      Total Current Assets                                  372          249
                                                   ------------    ----------
Machinery & equipment:
  Machinery & Equipment, at cost                          7,549        7,549
  Less: Accumulated Depreciation                         (7,549)      (7,549)
                                                   ------------    ----------
      Machinery & Equipment, net                             -            -
                                                   ------------    ----------


      Total Assets                                  $       372  $       249
                                                   ============  ============

   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                 $     95,598  $    90,936
  Taxes Payable                                           1,000        1,000
  Accrued Expenses                                      168,769      169,769
  Note Payable - Stockholder                            980,055      958,307
  Note Payable - Microphase Corporation               3,956,485    3,844,675
                                                   ------------    ----------

      Total Current Liabilities                       5,201,907    5,064,687
                                                   ------------    ----------

      Total Liabilities                               5,201,907    5,064,687
                                                   ------------    ----------
Stockholders' Deficit:
  Common  Stock, $.003 Par Value, 149,000,000
    shares authorized, 21,933,520 shares
    issued and outstanding at April 30, 2007
    and January 31, 2007, respectively.                  65,801       65,801
  Capital in Excess of Par Value                     22,211,517   22,211,517
    Accumulated Deficit                             (27,478,853) (27,341,756)
                                                   ------------    ----------

      Total Stockholders' Deficit                    (5,201,535)  (5,064,438)
                                                   ------------    ----------
      Total Liabilities and Stockholders'
        Deficit                                     $       372  $       249
                                                   ============    ==========

See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                            APRIL 30,
                                                   --------------------------
                                                       2007           2006
                                                   ------------    ----------


Revenues                                           $       -       $     -
                                                   ------------    ----------
Cost of Goods Sold:
 -Product                                                  -             -
 -Software Amortization                                    -             -
                                                   ------------    ----------

      Total Cost of Goods Sold                             -             -
                                                   ------------    ----------

Gross Margin on Sales                                      -             -
                                                   ------------    ----------

Selling, General and Administrative Expenses            31,886        32,932
Research and Development Expenses                          -             -
                                                   ------------    ----------
                                                        31,886        32,932
                                                   ------------    ----------

Operating Loss                                         (31,886)      (32,932)
                                                   ------------    ----------
Other Expenses:
  Interest Expense                                    (105,211)      (92,692)
                                                   ------------    ----------
                                                      (105,211)      (92,692)
                                                   ------------    ----------

Net Loss                                           $  (137,097)    $(125,624)
                                                   ============    ==========

Net loss per share                                 $      (.01)    $    (.01)
                                                   ============    ==========

Weighted Average Number of Shares Outstanding       21,933,520    21,933,520
                                                   ============  ============


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          FOR THE THREE MONTHS
                                                             ENDED APRIL 30,
                                                        ------------------------
                                                           2007         2006
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                              $(137,097)    $(125,624)

Add: Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:                     -             -

  Changes in Assets and Liabilities:

    Accounts Payable                                        4,662        (1,620)
    Accrued Expenses                                       (1,000)        4,000
    Accrued Interest Note Payable - Stockholder            21,748        17,814
    Accrued Interest Note Payable - Microphase             83,464        74,878
                                                        ---------     ---------

Net Cash (Used in) Operating Activities                   (28,223)      (30,552)
                                                        ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Notes Payable - Microphase                 28,346        30,342
                                                        ---------     ---------

Net Cash Provided By Financing Activities                  28,346        30,342
                                                        ---------     ---------

Net Decrease in Cash                                          123          (310)

Cash at the Beginning of Period                               249           444
                                                        ---------     ---------

Cash at the End of Period                               $     372     $     234
                                                        =========     =========


Supplemental Information:

Cash paid for interest                                  $       -      $      -

Cash paid for taxes                                     $       -      $      -




See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007
                                   (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three- month period ended April 30, 2007, are not necessarily indicative of the results that may be expected for the full year. These - financial statements should be read in conjunction with the financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended January 31, 2007.

Going Concern

As shown in the accompanying financial statements, the Company reported a net loss of $137,097 during the three months ended April 30, 2007 and stockholders' deficit was $5,201,535 at that date. In addition, cash available at April 30, 2007 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

Business Operations

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007
                                   (UNAUDITED)


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

NOTE 3-RELATED PARTY INFORMATION

The Company has leased approximately 1,000 square feet for $2,500 per month since July 1, 2005 on a month-to-month basis from Microphase Corporation, a company that concurrently employs the Company's president and vice president. The monthly rent also includes certain administrative support services supplied by Microphase.

The Company's president is the 100% owner of PacketPort, Inc. The Company owed the Company president $980,055 and $958,307 at April 30, 2007 and January 31, 2007, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of unpaid executive consulting fees, cash advances from the Company president and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is payable to the Company's President upon demand. The Company incurred interest expense to the Company's president of $21,748 and $17,814 which are included in interest expense in the three-month periods ended April 30, 2007 and 2006, respectively.

The Company owed Microphase Corporation $3,956,485 and $3,844,675 at April 30, 2007 and January 31, 2007, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is payable to Microphase upon demand. Additional advances made by Microphase during the three-month period ended April 30, 2007 totaled $28,346. The Company incurred interest expense to Microphase Corporation of $83,464 and $74,878 for the three-month periods ended April 30, 2007 and 2006, respectively. These amounts are included in interest expense for the two periods.

NOTE 4-EQUITY TRANSACTIONS

There were no equity transactions during the three-month periods ended April 30, 2007 and 2006.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007
                                   (UNAUDITED)


NOTE 5-CONTINGENCIES

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

In a ruling (3:05 CV 1749(PCD)) dated May 23, 2007, the United States District Court for the District of Connecticut granted a Motion, pursuant to Rule 59(e) of the Federal Rules of Civil Procedure, by the SEC for reconsideration and reversal of the earlier ruling made on March 21, 2007 by the Court granting a Motion made by defendants Ronald A. Durando and Packetport, Inc., joined by defendants Gustave T. Dotoli, Microphase Corporation and Packetport.com, Inc. to dismiss under Rule 41(b) the civil lawsuit filed November 15, 2005 for dismissal of the case for failure to prosecute.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2007
                                   (UNAUDITED)


Legal Proceedings

From time to time the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.


NOTE 6-SUBSEQUENT EVENTS

The Company has engaged Source Capital Group, an investment banking firm specializing in the placement of private equity to raise up to $10 million for strategic acquisitions. Source Capital Group, Inc. was founded in 1994 as a boutique firm specializing in small to medium sized investment banking transactions.

In addition, the Company has signed a letter of intent dated June 6, 2007 with YFONGLOBAL LLC ("YFONG") under which "YFONG" will acquire Packetport.com, Inc. "YFONG" tailors and hosts a turnkey social networking platform for Internet use and has recently added voice over IP to its product line.

The letter of intent provides for the current shareholders of Packetport.com, Inc. to own 8% of the common stock of the new combined company. In addition each shareholder of Packetport.com, Inc. will receive a warrant to purchase one share of the new company for 10 cents for each share held by such shareholder for a period of 60 days following the closing.

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

RESULTS OF OPERATIONS

Three months ended April 30, 2007 vs. April 30, 2006:

NET LOSS

The Company reported a net loss of $137,097 for the three months ended April 30, 2007 as compared to a net loss of $125,624 for the three months ended April 30, 2006. This represents a loss per share of $(.01) for both three month periods. The $11,473 increase in net loss for the three months ended April 30, 2007 compared to the three months ended April 30, 2006 was primarily due to the following factors:

INTEREST EXPENSE TO RELATED PARTIES

Interest expense to related parties increased $12,519 for the three-month periods ended April 30, 2007 and 2006 to $105,211 from $92,692, respectively. This is due to higher interest rates and a higher borrowing base on the Microphase loan due to additional advances to the Company over the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling,  general and  administrative  expenses  decreased  by an  insignificant
$1,046 for the three months ended April 30, 2007 and 2006 to $31,886 from $32,932, respectively.

NET LOSS PER SHARE

For both three month periods ended April 30, 2007 and 2006, the Company reported a net loss per share of $(.01), based upon weighted average shares outstanding of 21,933,520 for both three month periods.

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

In a ruling (3:05 CV 1749(PCD)) dated May 23, 2007, the United States District Court for the District of Connecticut granted a Motion, pursuant to Rule 59(e) of the Federal Rules of Civil Procedure, by the SEC for reconsideration and reversal of the earlier ruling made on March 21, 2007 by the Court granting a Motion made by defendants Ronald A. Durando and Packetport, Inc., joined by defendants Gustave T. Dotoli, Microphase Corporation and Packetport.com, Inc. to dismiss under Rule 41(b) the civil lawsuit filed November 15, 2005 for dismissal of the case for failure to prosecute.

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

NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate that the adoption of recently issued accounting pronouncements will have a significant effect on its Results of Operations, Financial Position or its Cash Flows.

RESEARCH AND DEVELOPMENT

The Company had no research and development expenses for the three-month periods ended April 30, 2007 and 2006. Research and development programs have been suspended while the Company evaluates new business opportunities.

MARKETING

The Company is currently evaluating new directions and business opportunities.

SALES

The Company has had no sales or revenues in over two years.

BACKLOG

As of April 30, 2007 the Company had no backlog.

COMPETITION

Management believes that given the competitive nature of the industry and our limited resources, no assurance can be given that the Company can achieve a commercially successful market for its products or that its competitors will not develop similar or better products. The Company does not presently possess a meaningful market share and the company's competitors have greater resources and more substantial marketing and research capabilities than the Company.

EMPLOYEES

As of April 30, 2007, the Company has two executive officers and one administration personnel, for a total of three employees.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2007 the Company had a working capital deficit of $5,201,535 as compared to a working capital deficit of $5,064,438 at January 31, 2007. The $137,097 increase in working capital deficit for the three-month period was due to the current period loss. At April 30, 2007 the Company had cash of $372 and no accounts receivable. Cash used in operating activities of $28,223 for the three-month period ended April 30, 2007 primarily consisted of the net loss and decreased accrued expenses, offset by increased accounts payable and accrued interest to Microphase and Stockholder. The Company received advances of $28,346 from Microphase during the three-month period.

During both three-month periods ended April 30, 2007 and 2006, the Company has had no revenue. During the recent three-month period ended April 30, 2007, the Company reported a net loss of $137,097 and stockholders' deficit was $5,201,535 as of that date. The Company's Independent Registered Public Accountant's prior year report on the Company's Financial Statements expressed doubt whether the Company has the ability to continue as a going concern. There can be no assurance the Company can realign its present level of operations to attain economic viability. Furthermore, the Company's operations for the three-month periods ended April 30, 2007 and 2006 have been subsidized with loans from a related party that has no obligation to continue such financing. (See also Risk Factors).

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

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Our revenues and operating results may vary significantly from quarter to quarter due to several factors. Many of these factors are outside of our control and include:

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

                              PACKETPORT.COM, INC.


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

In a ruling (3:05 CV 1749(PCD)) dated May 23, 2007, the United States District Court for the District of Connecticut granted a Motion, pursuant to Rule 59(e) of the Federal Rules of Civil Procedure, by the SEC for reconsideration and reversal of the earlier ruling made on March 21, 2007 by the Court granting a Motion made by defendants Ronald A. Durando and Packetport, Inc., joined by defendants Gustave T. Dotoli, Microphase Corporation and Packetport.com, Inc. to dismiss under Rule 41(b) the civil lawsuit filed November 15, 2005 for dismissal of the case for failure to prosecute. Litigation

From time to time the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

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

Exhibit 31.3 - Rule 13a-14(a) Certification (Director)

Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer

Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer

Exhibit 32.3 - Section 1350 Certification of Director


REPORTS ON FORM 8-K:

1. On May 25, 2007, the Company filed a Form 8K with the SEC reporting that on May 23, 2007 the District Court Judge for the District of Connecticut granted a motion by the Securities and Exchange Commission reversing an earlier motion granted by the Judge dismissing the Civil Case filed November 15, 2007 by the SEC against the Company, its officers and directors and others for failure to prosecute. The Judge's action effectively reinstates the Case for trial.

2. On June 8, 2007, the Company filed a Form 8K with the SEC announcing that the Company had entered into an engagement letter with Source Capital, an investment banking firm specializing in the placement of private equity to institutional and accredited investors to raise up to $10 million for the Company for strategic investments. In addition, the Company announced the signing of a Letter of Intent with YFonGlobal, LLC for the acquisition of the Company by YFonGlobal, LLC that will result in the shareholders of the Company owning 8% of the outstanding stock of the combined entity.

                            PACKETPORT.COM, INC.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 12th day of June 2007.


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

NAME                                 TITLE                     DATE


/s/ RONALD A. DURANDO      Chairman, Chief Executive       June 12, 2007
---------------------      Officer, President
Ronald A. Durando


/s/ GUSTAVE T. DOTOLI      Director, Chief Operating       June 12, 2007
---------------------      Officer, Chief Financial
Gustave T. Dotoli          Officer


/s/ EDWARD J. SUOZZO       Director                        June 12, 2007
---------------------
Edward J. Suozzo

--------------------------------------------------------------------------------