Form 10QSB
period 2007-07-31
PACKETPORT COM
filed 2007-09-10
CIK 833203

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934


                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

                         COMMISSION FILE NUMBER 0-19705


                              PACKETPORT.COM, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                    13-3469932
  -------------------------------                 ----------------------
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

         Number of shares outstanding of the issuer's Common Stock as of August 31, 2007 was 22,107,520.



Traditional Small Business Disclosure Format (check one):

                                 Yes / / No /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED JULY 31, 2007


PART  I. FINANCIAL INFORMATION


      Item 1. Financial Statements:

      Balance Sheets-July 31, 2007 (Unaudited) and January 31, 2007............3

      Statements of Operations (Unaudited)-Three Months ended
       July 31, 2007 and 2006..................................................4

      Statements of Operations (Unaudited)-Six Months ended
       July 31, 2007 and 2006..................................................5

      Statements of Cash Flows (Unaudited)-Six months ended
       July 31, 2007 and 2006..................................................6

      Notes to Financial Statements (Unaudited).............................7-10

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................11-17

      Item 3. Controls and Procedures.........................................18

PART II. OTHER INFORMATION....................................................18

      Item 1. Legal Proceedings...............................................19

      Item 2. Changes in Securities...........................................20

      Item 3. Defaults Upon Senior Securities.................................20

      Item 4. Submission of Matters to a Vote of Security Holders.............20

      Item 6. Exhibits and Reports on Form 8-K................................20

    Signatures................................................................21

                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                     JULY 31,       JANUARY 31,
                                                       2007            2007
                                                   ------------    -------------
                                                   (Unaudited)
                                     ASSETS

Cash                                               $        262    $        249

                                                   ------------    -------------
      Total Current Assets                                  262             249
                                                   ------------    -------------
Machinery & equipment:
  Machinery & Equipment, at cost                          7,549           7,549
  Less: Accumulated Depreciation                         (7,549)         (7,549)
                                                   ------------    -------------
      Machinery & Equipment, net                             -                -
                                                   ------------    -------------


      Total Assets                                 $        262    $        249
                                                   ============    =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                 $     92,398    $     90,936
  Taxes Payable                                           1,000           1,000
  Accrued Expenses                                      162,769         169,769
  Note Payable - Stockholder                          1,001,803         958,307
  Note Payable - Microphase Corporation               4,081,459       3,844,675
                                                   ------------    -------------

      Total Current Liabilities                       5,339,429       5,064,687
                                                   ------------    -------------

      Total Liabilities                               5,339,429       5,064,687
                                                   ------------    -------------
Stockholders' Deficit:
  Common Stock, $.003 Par Value,
   149,000,000 shares authorized, 22,107,520
   and 21,933,520 shares issued and
   outstanding at July 31, 2007
   and January 31, 2007, respectively.                   66,323          65,801
  Capital in Excess of Par Value                     22,215,345      22,211,517
    Accumulated Deficit                             (27,620,835)    (27,341,756)
                                                   ------------    -------------

      Total Stockholders' Deficit                    (5,339,167)     (5,064,438)
                                                   ------------    -------------
      Total Liabilities and Stockholders'
        Deficit                                    $        262    $        249
                                                   ============    =============

See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                            JULY 31,
                                                       2007            2006
                                                   ------------    -------------


Revenues                                           $          -    $          -
                                                   ------------    -------------
Cost of Goods Sold:
 -Product                                                     -               -
 -Software Amortization                                       -               -
                                                   ------------    -------------

      Total Cost of Goods Sold                                -               -
                                                   ------------    -------------

Gross Margin on Sales                                         -               -
                                                   ------------    -------------

Selling, General and Administrative Expenses             35,692          36,615
Research and Development Expenses                             -               -
                                                   ------------    -------------
                                                         35,692          36,615
                                                   ------------    -------------

Operating Loss                                          (35,692)        (36,615)
                                                   ------------    -------------
Other Expenses:
  Interest Expense                                     (106,290)        (97,989)
                                                   ------------    -------------
                                                       (106,290)        (97,989)
                                                   ------------    -------------

Net Loss                                           $   (141,982)   $   (134,604)
                                                   ============    =============

Basic and Diluted Net Loss per share               $       (.01)   $       (.01)
                                                   ============    =============

Basic and Diluted Weighted Average Number
 of Shares Outstanding                               22,035,650      21,933,520
                                                   ============    =============


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE SIX MONTHS ENDED
                                                             JULY 31,
                                                       2007            2006
                                                   ------------    -------------


Revenues                                           $          -    $          -
                                                   ------------    -------------
Cost of Goods Sold:
 -Product                                                     -               -
 -Software Amortization                                       -               -
                                                   ------------    -------------

      Total Cost of Goods Sold                                -               -
                                                   ------------    -------------

Gross Margin on Sales                                         -               -
                                                   ------------    -------------

Selling, General and Administrative Expenses             67,578          69,547
Research and Development Expenses                             -               -
                                                   ------------    -------------
                                                         67,578          69,547
                                                   ------------    -------------

Operating Loss                                          (67,578)        (69,547)
                                                   ------------    -------------
Other Expenses:
  Interest Expense                                     (211,501)       (190,681)
                                                   ------------    -------------
                                                       (211,501)       (190,681)
                                                   ------------    -------------

Net Loss                                           $   (279,079)   $   (260,228)
                                                   ============    =============

Basic and Diluted Net Loss per share               $       (.01)   $       (.01)
                                                   ============    =============

Basic and Diluted Weighted Average Number
 of Shares Outstanding                               21,985,432      21,933,520
                                                   ============    =============


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     FOR THE SIX MONTHS ENDED
                                                              JULY 31,
                                                        2007           2006
                                                   ------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                         $   (279,079)   $   (260,228)

Add: Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:                   -               -

  Changes in Assets and Liabilities:

    Accounts Payable                                      5,812           8,371
    Accrued Expenses                                     (7,000)         (3,501)
    Accrued Interest Note Payable - Stockholder          43,496          36,470
    Accrued Interest Note Payable - Microphase          168,005         154,211
                                                   ------------    -------------

Net Cash (Used in) Operating Activities                 (68,766)        (64,677)
                                                   ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Notes Payable - Microphase               68,779          64,262
                                                   ------------    -------------

Net Cash Provided By Financing Activities                68,779          64,262
                                                   ------------    -------------

Net Increase (Decrease) in Cash                              13            (415)

Cash at the Beginning of Period                             249             444
                                                   ------------    -------------

Cash at the End of Period                          $        262    $         29
                                                   ============    =============


Supplemental Information:

Cash paid for interest                             $          -    $          -

Cash paid for taxes                                $          -    $          -

Non-cash Transactions:

Payment to accounts payable vendor of
  174,000 shares of common stock                   $      4,350    $          -



See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
                                   (UNAUDITED)



NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six- month period ended July 31, 2007 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended January 31, 2007.

Going Concern

As shown in the accompanying financial statements, the Company reported a net loss of $279,079 during the six months ended July 31, 2007 and stockholders' deficit was $5,339,167 at that date. In addition, cash available at July 31, 2007 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
                                   (UNAUDITED)



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

The Company's president is the 100% owner of PacketPort, Inc. The Company owed the Company president $1,001,803 and $958,307 at July 31, 2007 and January 31, 2007, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of unpaid executive consulting fees, cash advances from the Company president and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is payable to the Company's President upon demand. The Company incurred interest expense to the Company's president of $43,496 and $36,470 that are included in interest expense in the six-month periods ended July 31, 2007 and 2006, respectively.

The Company owed Microphase Corporation $4,081,459 and $3,844,675 at July 31, 2007 and January 31, 2007, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is payable to Microphase upon demand. Additional advances made by Microphase during the six-month period ended July 31, 2007 totaled $68,779. The Company incurred interest expense to Microphase Corporation of $168,005 and $154,211 for the six-month periods ended July 31, 2007 and 2006, respectively. These amounts are included in interest expense for the two periods.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2007
                                   (UNAUDITED)



NOTE 4-EQUITY TRANSACTIONS

On June 7, 2007, the Company issued 174,000 shares of its common stock to settle a liability of $4,350 in professional fees. There were no equity transactions during the six-month period ended July 31, 2006.

The Company has engaged Source Capital Group, an investment banking firm specializing in the placement of private equity, to raise up to $10 million for strategic investments.

In addition, the Company has signed a letter of intent dated August 31, 2007 with YFONGLOBAL LLC ("YFONG") under which "YFONG" will acquire PacketPort.com, Inc. "YFONG" tailors and hosts a turnkey social networking platform for Internet use and has recently added voice over IP to its product line.

The letter of intent, which supersedes and replaces in its entirety a previous June 6, 2007 letter of intent, provides for the shareholders of PacketPort.com, Inc. to own 14% of the common stock of the new combined company.


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

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 JULY 31, 2007
                                   (UNAUDITED)



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

NOTE 6 - SUBSEQUENT EVENTS

The Company has signed a letter of intent dated August 31, 2007 with YFONGLOBAL LLC ("YFONG") under which "YFONG" will acquire PacketPort.com, Inc. "YFONG" tailors and hosts a turnkey social networking platform for Internet use and has recently added voice over IP to its product line.

The letter of intent, which supersedes and replaces in its entirety a previous June 6, 2007 letter of intent, provides for the shareholders of PacketPort.com, Inc. to own 14% of the common stock of the new combined company.

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


RESULTS OF OPERATIONS

Three months ended July 31, 2007 vs. July 31, 2006:

NET LOSS

The Company reported a net loss of $141,982 for the three months ended July 31, 2007 as compared to a net loss of $134,604 for the three months ended July 31, 2006. This represents a loss per share of $(.01) for both three month periods. The $7,378 increase in net loss for the three months ended July 31, 2007 compared to the three months ended July 31, 2006 was primarily due to the following factors:

INTEREST EXPENSE TO RELATED PARTIES

Interest expense to related parties increased $8,301 for the three-month periods ended July 31, 2007 and 2006 to $106,290 from $97,989, respectively. This is due to higher interest rates and a higher borrowing base on the Microphase loan due to additional advances to the Company over the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by an insignificant $923 for the three months ended July 31, 2007 and 2006 to $35,692 from $36,615, respectively.

NET LOSS PER SHARE

For both three month periods ended July 31, 2007 and 2006, the Company reported a net loss per share of $(.01), based upon weighted average shares outstanding of 22,035,650 and 21,933,520 for the respective three month periods.


Six months ended July 31, 2007 vs. July 31, 2006:

NET LOSS

The Company reported a net loss of $279,079 for the six months ended July 31, 2007 as compared to a net loss of $260,228 for the six months ended July 31, 2006. This represents a loss per share of $(.01) for both six month periods. The $18,851 increase in net loss for the six months ended July 31, 2007 compared to the six months ended July 31, 2006 was primarily due to the following factors:

INTEREST EXPENSE TO RELATED PARTIES

Interest expense to related parties increased $20,820 for the six-month periods ended July 31, 2007 and 2006 to $211,501 from $190,681, respectively. This is due to higher interest rates and a higher borrowing base on the Microphase loan due to additional advances to the Company over the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by an insignificant $1,969 for the six months ended July 31, 2007 and 2006 to $67,578 from $69,547, respectively.

NET LOSS PER SHARE

For both six month periods ended July 31, 2007 and 2006, the Company reported a net loss per share of $(.01), based upon weighted average shares outstanding of 21,985,432 and 21,933,520 for the respective six month periods.

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

RESEARCH AND DEVELOPMENT

The Company had no research and development expenses for the six-month periods ended July 31, 2007 and 2006. Research and development programs have been suspended while the Company evaluates new business opportunities.

MARKETING

The Company is currently evaluating new directions and business opportunities.

SALES

The Company has had no sales or revenues in over two years.

BACKLOG

As of July 31, 2007 the Company had no backlog.

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

EMPLOYEES

As  of  July  31,  2007,  the  Company  has  two  executive   officers  and  one
administration personnel, for a total of three employees.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2007 the Company had a working capital deficit of $5,339,167 as compared to a working capital deficit of $5,064,438 at January 31, 2007. The $274,729 increase in working capital deficit for the six-month period was due to the current period loss. At July 31, 2007 the Company had cash of $262 and no accounts receivable. Cash used in operating activities of $67,766 for the six-month period ended July 31, 2007 primarily consisted of the net loss and decreased accrued expenses, offset by increased accounts payable and accrued interest to Microphase and Stockholder. The Company received advances of $68,779 from Microphase during the six-month period.

During both six-month periods ended July 31, 2007 and 2006, the Company has had no revenue. During the recent six-month period ended July 31, 2007, the Company reported a net loss of $279,079 and stockholders' deficit was $5,339,167 as of that date. The Company's Independent Registered Public Accountant's prior year report on the Company's Financial Statements expressed doubt whether the Company has the ability to continue as a going concern. There can be no assurance the Company can realign its present level of operations to attain economic viability. Furthermore, the Company's operations for the six-month periods ended July 31, 2007 and 2006 have been subsidized with loans from a related party that has no obligation to continue such financing. (See also Risk Factors).

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

Exhibit 31.3 - Rule 13a-14(a) Certification (Director)

Exhibit 32.1 - Section 1350 Certification of Chief Executive Officer

Exhibit 32.2 - Section 1350 Certification of Chief Financial Officer

Exhibit 32.3 - Section 1350 Certification of Director


REPORTS ON FORM 8-K:

         1. On May 25, 2007, the Company filed a Form 8K with the SEC reporting that on May 23, 2007 the District court Judge of the District of Connecticut granted a motion by the Securities and Exchange Commission reversing an earlier motion granted by the Judge dismissing the Civil Case filed November 15, 2007 by the SEC against the Company, its officers and directors and others for failure to prosecute. The Judge's action effectively reinstates the Case for trial.

         2. On June 8, 2007, the Company filed a Form 8K with the SEC announcing that the Company entered into an engagement letter with Source Capital, an investment banking firm specializing in the placement of private equity to institutional and accredited investors to raise up to $10 million for the Company for strategic investments. In addition, the Company announced the signing of a Letter of Intent with YFonGlobal, LLC for the acquisition of the Company by YFonGlobal, LLC that will result in the shareholders of the Company owning 8% of the outstanding stock of the combined entity.

         3. On August 31, 2007, the Company signed a new letter of intent with YFonGlobal, LLC, under which YFonGlobal, LLC will acquire PacketPort.com, Inc. . Under the terms of the new letter of intent, which supersedes and completely replaces in its entirety the original letter of intent, the shareholders of PacketPort.com, Inc. will own 14% of the outstanding stock of the combined entity.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 10th day of September 2007.


                                    PACKETPORT.COM, INC.

                                    By: /s/ RONALD A. DURANDO
                                    ----------------------------------
                                    Ronald A. Durando
                                    CHAIRMAN, CHIEF EXECUTIVE OFFICER,
                                    PRESIDENT


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

NAME                                 TITLE                     DATE


/s/ RONALD A. DURANDO      Chairman, Chief Executive       September 10, 2007
---------------------      Officer, President
Ronald A. Durando


/s/ GUSTAVE T. DOTOLI      Director, Chief Operating       September 10, 2007
---------------------      Officer, Chief Financial
Gustave T. Dotoli          Officer


/s/ EDWARD J. SUOZZO       Director                        September 10, 2007
---------------------
Edward J. Suozzo

--------------------------------------------------------------------------------