Form 10QSB
period 2007-10-31
PACKETPORT COM
filed 2007-12-14
CIK 833203

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)


/X/  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934


                  FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

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

     Number of shares outstanding of the issuer's Common Stock as of November 28, 2007 was 22,107,520.


Traditional Small Business Disclosure Format (check one):

                                 Yes / / No /X/

                              PACKETPORT.COM, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2007



PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements:

      Balance Sheets-October 31, 2007 (Unaudited) and January 31, 2007........ 3

      Statements of Operations (Unaudited)-Three months ended
       October 31, 2007 and 2006.............................................. 4

      Statements of Operations (Unaudited)-Nine months ended
       October 31, 2007 and 2006.............................................. 5

      Statements of Cash Flows (Unaudited)-Nine months ended
       October 31, 2007 and 2006.............................................. 6

      Notes to Financial Statements (Unaudited)............................ 7-10

    Item 2. Management's Discussion and Analysis of Financial
             Condition and of Operations.................................. 11-16


    Item 3. Controls and Procedures.......................................... 16


PART II. OTHER INFORMATION................................................... 17

    Item 1. Legal Proceedings................................................ 17

    Item 2. Changes in Securities............................................ 17

    Item 3. Defaults Upon Senior Securities.................................. 18

    Item 4. Submission of Matters to a Vote of Security Holders.............. 18

    Item 6. Exhibits and Reports on Form 8-K................................. 18

    Signatures............................................................... 19

                              PACKETPORT.COM, INC.
                                 BALANCE SHEETS

                                                    OCTOBER 31,     JANUARY 31,
                                                       2007            2007
                                                   ------------    ------------
                                                    (Unaudited)
    ASSETS

Cash                                               $        163    $        249
                                                   ------------    ------------

      Total Current Assets                                  163             249
                                                   ------------    ------------
Machinery & equipment:
  Machinery & Equipment, at cost                          7,549           7,549
  Less: Accumulated Depreciation                         (7,549)         (7,549)
                                                   ------------    ------------
      Machinery & Equipment, net                             --              --
                                                   ------------    ------------


      Total Assets                                 $        163    $        249
                                                   ============    ============

   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                 $     98,507    $     90,936
  Taxes Payable                                           1,000           1,000
  Accrued Expenses                                      128,269         169,769
  Note Payable - Stockholder                          1,060,728         958,307
  Note Payable - Microphase Corporation               4,195,040       3,844,675
                                                   ------------    ------------

      Total Current Liabilities                       5,483,544       5,064,687
                                                   ------------    ------------

      Total Liabilities                               5,483,544       5,064,687
                                                   ------------    ------------
Stockholders' Deficit:
  Common Stock, $.003 Par Value, 149,000,000
    shares authorized, 22,107,520 and 21,933,520
    shares issued and outstanding at
    October 31, 2007 and January 31, 2007,
    respectively                                         66,323          65,801
  Capital in Excess of Par Value                     22,215,345      22,211,517
    Accumulated Deficit                             (27,765,039)    (27,341,756)
                                                   ------------    ------------

      Total Stockholders' Deficit                    (5,483,381)     (5,064,438)
                                                   ------------    ------------
      Total Liabilities and Stockholders'
        Deficit                                    $        163    $        249
                                                   ============    ============

See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                            OCTOBER 31,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------


Revenues                                           $         --    $         --
                                                   ------------    ------------
Cost of Goods Sold:
 -Product                                                    --              --
 -Software Amortization                                      --              --
                                                   ------------    ------------

      Total Cost of Goods Sold                               --              --
                                                   ------------    ------------

Gross Margin on Sales                                        --              --
                                                   ------------    ------------

Selling, General and Administrative Expenses             38,622          28,067
Research and Development Expenses                            --              --
                                                   ------------    ------------
                                                         38,622          28,067
                                                   ------------    ------------

Operating Loss                                          (38,622)        (28,067)
                                                   ------------    ------------
Other Expenses:
  Interest Expense                                     (105,592)       (100,449)
                                                   ------------    ------------
                                                       (105,592)       (100,449)
                                                   ------------    ------------

Net Loss                                           $   (144,214)   $   (128,516)
                                                   ============    ============

Basic and Diluted
   Net Loss per share                              $       (.01)   $       (.01)
                                                   ============    ============

Basic and Diluted
   Weighted Average Number of Shares Outstanding     22,107,520      21,933,520
                                                   ============    ============


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE NINE MONTHS ENDED
                                                            OCTOBER 31,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------


Revenues                                           $         --    $         --
                                                   ------------    ------------
Cost of Goods Sold:
 -Product                                                    --              --
 -Software Amortization                                      --              --
                                                   ------------    ------------

      Total Cost of Goods Sold                               --              --
                                                   ------------    ------------

Gross Margin on Sales                                        --              --
                                                   ------------    ------------

Selling, General and Administrative Expenses            106,200          97,614
Research and Development Expenses                            --              --
                                                   ------------    ------------
                                                        106,200          97,614
                                                   ------------    ------------

Operating Loss                                         (106,200)        (97,614)
                                                   ------------    ------------
Other Expenses:
  Interest Expense                                     (317,093)       (291,130)
                                                   ------------    ------------
                                                       (317,093)       (291,130)
                                                   ------------    ------------

Net Loss                                           $   (423,293)   $   (388,744)
                                                   ============    ============

Basic and Diluted
   Net Loss per share                              $       (.02)   $       (.02)
                                                   ============    ============

Basic and Diluted
   Weighted Average Number of Shares Outstanding     22,026,575      21,933,520
                                                   ============    ============


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       FOR THE NINE MONTHS ENDED
                                                              OCTOBER 31,
                                                        -----------------------
                                                          2007         2006
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                              $(423,293)    $(388,744)

Add: Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:                    --            --

  Changes in Assets and Liabilities:

    Accounts Payable                                       11,921         2,473
    Accrued Expenses                                       (4,000)      (15,500)
    Accrued Interest Note Payable - Stockholder            64,921        55,406
    Accrued Interest Note Payable - Microphase            252,137       235,724
                                                        ---------     ---------

Net Cash (Used in) Operating Activities                   (98,314)     (110,641)
                                                        ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Notes Payable - Microphase                 98,228       110,327
                                                        ---------     ---------

Net Cash Provided By Financing Activities                  98,228       110,327
                                                        ---------     ---------

Net Increase (Decrease) in Cash                               (86)         (314)

Cash at the Beginning of Period                               249           444
                                                        ---------     ---------

Cash at the End of Period                               $     163     $     130
                                                        =========     =========


Supplemental Information:

Cash paid for interest                                  $      35     $      --

Cash paid for taxes                                     $      --     $      --

Non-cash Transactions:

Payment to accounts payable vendor of
  174,000 shares of common stock                        $   4,350     $      --


See Notes to Financial Statements.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2007
                                   (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine - month period ended October 31, 2007 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended January 31, 2007.


Going Concern

As shown in the accompanying financial statements, the Company reported a net loss of $423,293 during the nine months ended October 31, 2007 and stockholders' deficit was $5,483,381 at that date. In addition, cash available at October 31, 2007 is not sufficient to support the Company's operations for the next year. The Company needs to raise more capital through public or private financing.

As of October 31, 2007, the Company, its wholly-owned subsidiary Packetport Acquisitions, Inc. and Wyndstorm Corporation ("Wyndstorm") executed and delivered an Agreement and Plan of Merger. Pursuant to the agreement, the Company will acquire Wyndstorm by means of a merger with Packetport Acquisitions, Inc. At closing of the merger, the Company has agreed to issue the Wyndstorm shareholders the amount of shares of Company common stock so that Wyndstorm shareholders will own approximately eighty six percent (86%) of the Company's outstanding common shares following the merger.

Wyndstorm tailors and hosts a turnkey social networking platform for Internet use and has recently added voice over IP to its product line. See Note 4 "Equity Transactions" for additional information regarding the merger.



Business Operations

There are no ongoing business operations at the present time.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2007
                                   (UNAUDITED)

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

The Company's president is the 100% owner of PacketPort, Inc. The Company owed the Company president $1,060,728 and $958,307 at October 31, 2007 and January 31, 2007, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of unpaid executive consulting fees, cash advances from the Company president and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is payable to the Company's President upon demand. The Company incurred interest expense to the Company's president of $64,921 and $55,406 that are included in interest expense in the nine-month periods ended October 31, 2007 and 2006, respectively.

The Company owed Microphase Corporation $4,195,040 and $3,844,675 at October 31, 2007 and January 31, 2007, respectively, as a result of cash advances, unpaid rent, payments made by Microphase Corporation on behalf of the Company and accrued interest. The note is subject to interest at prime plus 3%. The principal plus accrued interest is payable to Microphase upon demand. Additional advances made by Microphase during the nine-month period ended October 31, 2007 totaled $98,228. The Company incurred interest expense to Microphase Corporation of $252,137 and $235,724 for the nine-month periods ended October 31, 2007 and 2006, respectively. These amounts are included in interest expense for the two periods.

                             PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2007
                                   (UNAUDITED)

NOTE 4-EQUITY TRANSACTIONS

On June 7, 2007, the Company issued 174,000 shares of its common stock to settle a liability of $4,350 in professional fees. There were no equity transactions during the nine-month period ended October 31, 2006.

The Company engaged Source Capital Group, an investment banking firm specializing in the placement of private equity, to seek a business opportunity for the Company and its shareholders. In June 2007, representatives of Wyndstorm Corporation ("Wyndstorm"), a company with an internet social networking business, and the Company met to discuss a potential business combination.
Following a series of meetings and further negotiations, Wyndstorm and the Company signed a confidential Letter of Intent pursuant to which the parties agreed to a proposed business combination and to draft and execute a definitive agreement as soon as practicable. Thereafter, Company and Wyndstorm management began financial and legal due diligence reviews of each other's businesses and organizations. On October 30, 2007, the Company's Board of Directors unanimously approved the proposed transactions between the Company and Wyndstorm. As of October 31, 2007, the Company, its wholly owned subsidiary Packetport Acquisitions, Inc. and Wyndstorm executed and delivered an Agreement and Plan of Merger. Pursuant to the agreement, the Company will acquire Wyndstorm by means of a merger with Packetport Acquisitions, Inc. At closing of the merger the Company has agreed to issue the Wyndstorm shareholders the amount of shares of Company common stock so that Wyndstorm shareholders will own approximately eighty six percent (86%) of the Company's outstanding common shares following the merger. The closing of the merger is subject to customary closing conditions, including the requirement that the Company hold a shareholders meeting and file a proxy statement to obtain shareholder approval of the merger. The Company intends to deliver notification of the shareholders meeting and the proxy in the next fiscal quarter.


Finalized SEC Investigation

In April 2000, the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

The Company was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against the Company and its officers and directors On November 15, 2005, the Commission filed a civil enforcement action against 6 individuals and 4 companies as a result of its investigation, in federal district court in the State of Connecticut, alleging various violations of the Securities Act of 1933 including Sections 5, Section 17(a) and the Securities Exchange Act of 1934 including Sections 10b, Rule 10b-5, Section 12, Section 13, Section 16 in connection with the purchase and sale of stock of the Company in the period on or about December 14, 1999 into February of 2000. The defendants include the CEO and COO of the Company as well as Microphase Corporation, a privately held Connecticut corporation that shares common management with the Company.

                              PACKETPORT.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 OCTOBER 31, 2007
                                   (UNAUDITED)

On October 19, 2007, in connection with the settlement and dismissal of the civil law suit originally filed on November 15, 2005 by the Commission, the SEC issued a Cease and Desist Order and certain remedial actions against the Company, its directors and officers, Microphase Corporation, and others. The two officers of the Company are Mr. Ronald A. Durando, President and Chief Executive Officer and Mr. Gustave T. Dotoli, the Chief Operating Officer who also serve as directors and Mr. Robert Jaffe, a former director. More information regarding the detailed terms of the settlement can be found in SEC release No 8858 dated October 18, 2007 promulgated under the Securities Act of 1933 and SEC Release No. 56672 dated October 18, 2007 promulgated pursuant to the Securities Exchange Act of 1934.

Mr. Durando and Mr. Dotoli will continue to serve as officers and directors of the Company until completion of the merger with Wyndstorm, as described above. Mr. Durando and Mr. Dotoli together with Microphase Corporation and others, without admitting or denying the findings of the SEC, except as to jurisdiction and subject matter, have consented to the entry of the Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease and Desist Order and Remedial Sanctions pursuant to Section 8A of the Securities Exchange Act of 1933 and Section 21C of the Securities Exchange Act of 1934.


Other Legal Proceedings

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


RESULTS OF OPERATIONS


Three months ended October 31, 2007 vs. October 31, 2006:


NET LOSS

The Company reported a net loss of $144,214 for the three months ended October 31, 2007 as compared to a net loss of $128,516 for the three months ended October 31, 2006. This represents a loss per share of $(.01) for both three month periods. The $15,698 increase in net loss for the three months ended October 31, 2007 compared to the three months ended October 31, 2006 was primarily due to the following factors:


INTEREST EXPENSE TO RELATED PARTIES

Interest expense to related parties increased $5,109 for the three-month periods ended October 31, 2007 and 2006 to $105,558 from $100,449, respectively. The increase in interest expense is due to a higher borrowing base on the Microphase loan as a result of additional advances to the Company over the year, offset by slightly lower interest rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $10,555 for the three months ended October 31, 2007 and 2006 to $38,622 from $28,067, respectively. This is due to higher professional fees for auditing and investor communications.


NET LOSS PER SHARE

For both three month periods ended October 31, 2007 and 2006, the Company reported a net loss per share of $(.01), based upon weighted average shares outstanding of 22,107,520 and 21,933,520 for the respective three month periods.


Nine months ended October 31, 2007 vs. October 31, 2006:


NET LOSS

The Company reported a net loss of $423,293 for the nine months ended October 31, 2007 as compared to a net loss of $388,744 for the nine months ended October 31, 2006. This represents a loss per share of $(.02) for both nine month periods. The $34,549 increase in net loss for the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006 was primarily due to the following factors:


INTEREST EXPENSE TO RELATED PARTIES

Interest expense to related parties increased $25,928 for the nine-month periods ended October 31, 2007 and 2006 to $317,058 from $291,130, respectively. This is due to a higher borrowing base on the Microphase loan as a result of additional advances to the Company over the year.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $8,586 for the nine months ended October 31, 2007 and 2006 to $106,200 from $97,614, respectively. This is due to higher professional fees for auditing and investor communications.


NET LOSS PER SHARE

For both nine month periods ended October 31, 2007 and 2006, the Company reported a net loss per share of $(.02), based upon weighted average shares outstanding of 22,026,575 and 21,933,520 for the respective nine month periods.

FINALIZED SEC INVESTIGATION

In April 2000, the Securities and Exchange Commission initiated an investigation relating to fluctuations in the price of the Company's common stock subsequent to the change in name from Linkon Corporation to PacketPort.com, Inc. on December 9, 1999.

The Company was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against the Company and its officers and directors On November 15, 2005, the Commission filed a civil enforcement action against 6 individuals and 4 companies as a result of its investigation, in federal district court in the State of Connecticut, alleging various violations of the Securities Act of 1933 including Sections 5, Section 17(a) and the Securities Exchange Act of 1934 including Sections 10b, Rule 10b-5, Section 12, Section 13, Section 16 in connection with the purchase and sale of stock of the Company in the period on or about December 14, 1999 into February of 2000. The defendants include the CEO and COO of the Company as well as Microphase Corporation, a privately held Connecticut corporation that shares common management with the Company.

On October 19, 2007, in connection with the settlement and dismissal of the civil law suit originally filed on November 15, 2005 by the Commission, the SEC issued a Cease and Desist Order and certain remedial actions against the Company, its directors and officers, Microphase Corporation, and others. The two officers of the Company are Mr. Ronald A. Durando, President and Chief Executive Officer and Mr. Gustave T. Dotoli, the Chief Operating Officer who also serve as directors and Mr. Robert Jaffe, a former director. More information regarding the detailed terms of the settlement can be found in SEC release No 8858 dated October 18, 2007 promulgated under the Securities Act of 1933 and SEC Release No. 56672 dated October 18, 2007 promulgated pursuant to the Securities Exchange Act of 1934.

Mr. Durando and Mr. Dotoli will continue to serve as officers and directors of the Company until completion of the merger with Wyndstorm, as described above. Mr. Durando and Mr. Dotoli together with Microphase Corporation and others, without admitting or denying the findings of the SEC, except as to jurisdiction and subject matter, have consented to the entry of the Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease and Desist Order and Remedial Sanctions pursuant to Section 8A of the Securities Exchange Act of 1933 and Section 21C of the Securities Exchange Act of 1934.


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

RESEARCH AND DEVELOPMENT

The Company had no research and development expenses for the nine-month periods ended October 31, 2007 and 2006.


MARKETING

As of October 31, 2007, the Company, its wholly owned subsidiary Packetport Acquisitions, Inc. and Wyndstorm executed and delivered an Agreement and Plan of Merger. Pursuant to the agreement, the Company will acquire Wyndstorm by means of a merger with Packetport Acquisitions, Inc. At closing of the merger the Company has agreed to issue the Wyndstorm shareholders the amount of shares of Company common stock so that Wyndstorm Shareholders will own approximately eighty six percent (86%) of the Company's outstanding common shares following the merger.

Wyndstorm tailors and hosts a turnkey social networking platform for Internet use and has recently added voice over IP to its product line. See Note 4 "Equity Transactions" for additional information regarding the merger.


SALES

The Company has had no sales or revenues in over two years.


BACKLOG

As of October 31, 2007 the Company had no backlog.


EMPLOYEES

As of October 31, 2007, the Company has two executive officers and one administration personnel, for a total of three employees.


LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2007 the Company had a working capital deficit of $5,483,381 as compared to a working capital deficit of $5,064,438 at January 31, 2007. The $418,943 increase in working capital deficit for the nine-month period was principally due to the current period loss. At October 31, 2007 the Company had cash of $163 and no accounts receivable. Cash used in operating activities of $98,314 for the nine-month period ended October 31, 2007 primarily consisted of the net loss and decreased accrued expenses, offset by increased accounts payable and accrued interest to Microphase and Stockholder. The Company received advances of $98,228 from Microphase during the nine-month period.

During both nine-month periods ended October 31, 2007 and 2006, the Company has had no revenue. During the recent nine-month period ended October 31, 2007, the Company reported a net loss of $423,293 and stockholders' deficit was $5,483,381 as of that date. The Company's Independent Registered Public Accountant's prior year report on the Company's Financial Statements expressed doubt whether the Company has the ability to continue as a going concern. There can be no assurance the Company can realign its present level of operations to attain economic viability. Furthermore, the Company's operations for the nine-month periods ended October 31, 2007 and 2006 have been subsidized with loans from a related party that has no obligation to continue such financing. (See also Risk Factors).

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

The Company was advised in April 2002 that following an investigation by the staff of the Securities and Exchange Commission, the staff intended to recommend that the Commission file a civil injunctive action against the Company and its officers and directors On November 15, 2005, the Commission filed a civil enforcement action against 6 individuals and 4 companies as a result of its investigation, in federal district court in the State of Connecticut, alleging various violations of the Securities Act of 1933 including Sections 5, Section 17(a) and the Securities Exchange Act of 1934 including Sections 10b, Rule 10b-5, Section 12, Section 13, Section 16 in connection with the purchase and sale of stock of the Company in the period on or about December 14, 1999 into February of 2000. The defendants include the CEO and COO of the Company as well as Microphase Corporation, a privately held Connecticut corporation that shares common management with the Company.

On October 19, 2007, in connection with the settlement and dismissal of the civil law suit originally filed on November 15, 2005 by the Commission, the SEC issued a Cease and Desist Order and certain remedial actions against the Company, its directors and officers, Microphase Corporation, and others. The two officers of the Company are Mr. Ronald A. Durando, President and Chief Executive Officer and Mr. Gustave T. Dotoli, the Chief Operating Officer who also serve as directors and Mr. Robert Jaffe, a former director. More information regarding the detailed terms of the settlement can be found in SEC release No 8858 dated October 18, 2007 promulgated under the Securities Act of 1933 and SEC Release No. 56672 dated October 18, 2007 promulgated pursuant to the Securities Exchange Act of 1934.

Mr. Durando and Mr. Dotoli will continue to serve as officers and directors of the Company until completion of the merger with Wyndstorm, as described above. Mr. Durando and Mr. Dotoli together with Microphase Corporation and others, without admitting or denying the findings of the SEC, except as to jurisdiction and subject matter, have consented to the entry of the Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease and Desist Order and Remedial Sanctions pursuant to Section 8A of the Securities Exchange Act of 1933 and Section 21C of the Securities Exchange Act of 1934.


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

3. On August 31, 2007, the Company signed a new letter of intent with Wyndstorm Corporation (formerly YFonGlobal, LLC) under which Wyndstorm will acquire PacketPort.com, Inc. Under the terms of the new letter of intent, which supersedes and completely replaces in its entirety the original letter of intent, the shareholders of PacketPort.com, Inc. will own 14% of the outstanding stock of the combined entity.


4. October 19, 2007, in connection with the settlement and dismissal of a civil law suit originally filed on November 15, 2005 by the Securities and Exchange Commission in the Federal District Court in the District of Connecticut, the SEC issued a Cease and Desist Order and certain remedial actions against the Company, its directors and officers, Microphase Corporation (a Connecticut corporation) and others. The two officers of the Company are Mr. Ronald A. Durando, President and Chief Executive Officer and Mr. Gustave T. Dotoli, the Chief Operating Officer who also serve as directors, and Mr. Robert Jaffe, a former director. The civil suit brought by the SEC was brought against Mr. Durando, Mr. Dotoli, and Mr. Jaffe in connection with their positions as officers and directors of the Company. More information regarding the detailed terms of the settlement can be found in SEC release No 8858 dated October 18, 2007, promulgated under the Securities Act of 1933, and SEC Release No. 56672 dated October 18, 2007, promulgated pursuant to the Securities Exchange Act of 1934.

         Mr. Durando and Mr. Dotoli will continue to serve as officers and directors of the Company until completion of the merger with Wyndstorm, as described above. Mr. Durando and Mr. Dotoli together with Microphase Corporation and others, without admitting or denying the findings of the SEC, except as to jurisdiction and subject matter, have consented to the entry of the Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease and Desist Order and Remedial Sanctions pursuant to Section 8A of the Securities Exchange Act of 1933 and Section 21C of the Securities Exchange Act of 1934.

5.       Mr. Edward J. Suozzo resigned as a director as of October 29, 2007.

6. The Merger Agreement with Wyndstorm Corporation was finalized and entered into on October 31, 2007.

                            PACKETPORT.COM, INC.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly executed on this 13th day of December 2007.


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

NAME                                 TITLE                     DATE


/s/ RONALD A. DURANDO      Chairman, Chief Executive       December 13, 2007
---------------------      Officer, President
Ronald A. Durando


/s/ GUSTAVE T. DOTOLI      Director, Chief Operating       December 13, 2007
---------------------      Officer, Chief Financial
Gustave T. Dotoli          Officer

--------------------------------------------------------------------------------