Form 10KSB
period 2008-01-31
PACKETPORT COM
filed 2008-05-01
CIK 833203

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission File Number 0-19705

PACKETPORT.COM, INC.

(Name of small business issuer in its charter)

Nevada	13-3469932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2236 Cathedral Avenue,

Washington, DC 20008

(Address of principal executive offices) (Zip code)

(202) 491-4550

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.003 Par Value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 9, 2008 the aggregate market value of the voting stock held by non-affiliates was approximately $316,827. Shares of voting and non-voting stock held by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

The issuer’s revenues for its most recent fiscal year were $0.

As of April 28, 2008, there were 18,221,227 shares of the registrant’s Common Stock outstanding including 136,167 in options and warrants.

DOCUMENTS INCORPORATED BY REFERENCE

No documents required pursuant to any Parts of this report are incorporated by reference.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

i

Explanatory Notes

Unless the context otherwise requires, in this annual report on Form 10-KSB the term “Packetport” refers Packetport.com, Inc., a Nevada corporation, and the term “Wyndstorm” refers to Packetport’s wholly-owned subsidiary, Wyndstorm Corporation, a Delaware corporation. The terms the “Company,” “we,” “us” or “our” refer to Packetport.

The Company has included in this annual report on Form 10-KSB information concerning its prior directors and principal executive officers known to the Company based on publicly available information (primarily filings by Packetport.com, Inc. with the SEC and the Nevada Secretary of State). As noted below, Wyndstorm merged into the Company on February 25, 2008, a transaction which resulted in a change of control of the Company, and the resignation of the Company’s directors and executive officers. Limited non-public information concerning the Company prior to this change in control, was available to the new management of the Company for the purpose of preparing its periodic reports. Publicly available information concerning Packetport.com, Inc. may contain errors. The Company has no knowledge that would indicate that any statement relating to the Company contained or incorporated by reference into this Form 10-KSB is inaccurate or incomplete. Although we were involved in the preparation of these statements to a limited extent, we cannot verify certain information regarding the Company that is within the sole control of the former management of the Company or persons unaffiliated with the new management of the Company. The Company requested that the previous management of the Company provide the Company with information relating to the businesses, operations, financial condition and results and management of the Company prior to January 31, 2008. The Company will amend or supplement this Form 10-KSB to provide any information that the Company receives after the filing date of this Form 10-KSB if it considers such information to be material, reliable and appropriate.

Note on Forward-Looking Information

Except for historical facts, the statements in this annual report on Form 10-KSB are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed under the headings “Management’s Discussion and Analysis or Plan of Operations,” “Business” and “Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report on Form 10-KSB and the other documents that we file with the Securities and Exchange Commission (the “SEC” or “Commission”). You can read these documents at www.sec.gov.

WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, NEW EVENTS OR ANY OTHER REASON, OR REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-KSB.

PART I

ITEM 1.	Business

Going Concern

As shown in the accompanying financial statements, the Company reported a net loss from continuing operations of $517,659 during the twelve months ended January 31, 2008. In addition, cash available at January 31, 2008 is not sufficient to support the Company’s operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company’s ability to continue as a going concern.

Our History and Our Background

Our Company was incorporated in Nevada in 1988 under the name Deals Are Good, Inc. In 1990 the Company changed its name to Linkon Corporation, and on December 9, 1999 the Company changed its name to Packetport.com, Inc. On October 31, 2007, the Company, its wholly-owned subsidiary Packetport Acquisitions, Inc. and Wyndstorm Corporation, a Delaware Corporation, successor by merger to YFonGlobal, LLC, a limited liability company chartered in the District of Columbia (“Wyndstorm”) executed and delivered an Agreement and Plan of Merger. Pursuant to this agreement, the Company acquired Wyndstorm by means of a reverse triangular merger with Packetport Acquisitions, Inc., on February 25, 2008 (the “Merger”). The terms of the merger included: (i) a 1:20 reverse split resulting in the issuance of post-reverse-split common shares to Wyndstorm shareholders, giving them approximately 86% control of the combined companies; (ii) resignation of all management and board of Packetport.com. Inc., and (iii) approval of Marian Sabety as the sole director of the Company. The Company intends to change its name to Wyndstorm Corporation by filing amended articles of incorporation with the Nevada Secretary of State on or around May 1, 2008. The Merger, which will be accounted for under the purchase method of accounting, will be reported as a reverse merger.

The following description of our business under Items 1 and 1.A, is provided based upon the new direction that the Company has taken under the control of new management following the Merger, and therefore describes the business of the Company since February 25, 2008. Before the Merger, and for the fiscal year ended January 31, 2008, the Company had no ongoing business operations.

Description of Business

Our Company builds interactive networks that entertain or inform our clients’ customers. Our products are all about capturing people’s imaginations, much like opera, movies, radio and television did in the first half of last century. People typically hope to “lose themselves” inside our networks because they are interesting, made more so each time we upgrade the technologies on each of our hosted sites. We provide end-to-end technology and online marketing know-how. We specialize in social media, gaming, online entertainment, and ecommerce web solutions. We apply experience, knowledge, expertise, and pre-built applications to bear on speed-to-market pressure. Our goal is to provide our clients with the best methods to increase user value and achieve desired business results. We use leading edge technologies which support the latest internet crazes (video, 3-D virtual worlds, and whatever else materializes in the market). The “imagination experience” we create is, in great part, manipulated by each end user who often creates their own persona, including name and image, for participation in the network. The Company uses software we have already built or which is instantly available so that our customers pay merely for the tailoring and monthly maintenance—typically this is 75% cheaper for our clients than if they built it themselves. Generally, our customers are businesses which need web programs to attract consumers using the latest internet-web-trends in marketing. We charge for the design, deployment, hosting, and advertising on our customer’s sites. These networks are extremely valuable to our customers who use the resulting winds of information to sell their products, much like a storm.

Technology

The Company has, what we believe to be a unique ability to integrate new technologies into existing systems to create an original systems performance. These skills are based on utilizing employees with an average of 20-years systems integration experience at companies such as AT&T, Nynex, Verizon, Sprint, Pixar and Apple among others. The technology prowess of our team includes wireless network design, large-scale data analysis, large-scale billing-collections, internet telephony—all of which grant us the opportunity to provide to our customers with the next wave of web program requirements (mobile games, mobile payment, mobile social networks, and advertising sales, audits and billing). Additionally, because our hosted system has pre-built features that support the desires of our customers, we can meet the budget and time-to-market constraints imposed on us by the fast paced industry in which we work.

Industry Overview and Competition

We consider ourselves to be part of the larger social media, gaming, online entertainment, and ecommerce industry. Our particular niche in this industry continues to evolve.

Competition for the attention of consumers is considerable. We compete with other marketers, some of which specifically target our customers. We also compete with a variety of other companies serving segments of the market, including various promotions and marketing services firms, youth-targeted traditional marketers, and online service providers that offer products and services of interest to consumers. We compete for users and advertisers with many media companies and other forms of media available in our various markets.

Many of our current and potential competitors have longer operating histories, larger client bases and significantly greater financial, marketing and other resources than we do. There has also been consolidation in the media industry by our competitors, which include market participants with interests in multiple media businesses that are often vertically integrated. In addition, competitors could enter into exclusive distribution arrangements with our vendors or advertisers and deny us access to their products or their advertising dollars. If we face increased competition, our business, operating results and financial condition may be materially and adversely affected.

Marketing and Customers

We are concentrating on expanding our customer base for recurring revenues. We consider one of our most effective marketing tools to be customer referrals and direct sales. Now, as new management takes control of the company, we plan to continue this approach to further build our customer base and to grow our revenues. This strategy, coupled with targeted trade shows and direct sales people incentivized with cash, warrants, options and stock (through an equity incentive plan which we plan to adopt during the next fiscal year) will be our marketing focus for the coming year. We do not anticipate that the Company will gravitate toward an exclusive few customers. Our intended customer base is industrially diverse and numerically robust. Overall, we anticipate that our customer base will broaden over time, giving stability, steady growth, and predictability to our revenues.

Principal Suppliers

The Company relies upon a number of vendors who write software, prepare marketing plans, manage specific technological tasks, audit viewership or click accounts, sell advertising, manage billing and otherwise host our customer’s networks.

Intellectual Properties

We have several proprietary aspects to our software that we believe make our products unique and desirable in the marketplace. Additionally, we have registered several domain names and trademarks for our company and its products, including logos. We intend to pursue additional protections for our intellectual property as we develop new software and related products and enhance existing products.

Government Regulation

The e-commerce environment is rapidly changing and federal and state regulation relating to the Internet and e-commerce is evolving. Laws and regulations have recently been enacted in many jurisdictions with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of these laws are in a state of flux. These laws may be interpreted and applied inconsistently and our current policies and practices may not be consistent with those interpretations and applications. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws. Because of the increasing popularity of the Internet and the growth of online services, there are regular initiatives at both the federal and state level to expand the scope of regulation as problems and perceived problems arise and develop. Many of our customers will be subject to such regulation and we strive to notify them that they may be subject to certain regulatory obligations. In the United States, the Federal Trade Commission (the “FTC”) enforces rules and regulations enacted pursuant to the Children’s Online Privacy Protection Act of 1998 (“COPPA”), imposing restrictions on the ability of online services to collect information from minors under the age of 13. Although the Company does not interface directly with the consuming end users, these restrictions could dissuade some percentage of our potential customers from using such websites as they themselves do business with the consuming public (so called B2C), which may adversely affect our business (we are known as B2B or Business to Business). If one or more of their websites are found not to be COPPA compliant, our customers may face enforcement actions by the FTC, complaints to the FTC by individuals, or face a civil penalty, any of which could adversely affect our reputation and business. Laws on the state level protecting the identity of personal information of children online have been enacted or are under consideration. As such, government regulation does have an impact on how we conduct our business and may have an impact on our financial results if we are limited in our business activities or there are additional costs associated with compliance. As a public company we are also subject to the reporting and regulatory requirements of the SEC.

Employees

The Company currently has twelve “employees” hired on a “per job” basis until we are able to secure a major source of funding.

ITEM 1A.	Risk Factors

WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES FOR THE FORESEEABLE FUTURE.

We have experienced operating losses and negative cash flow during the last two fiscal years and we may continue to experience such losses for the foreseeable future. We cannot be certain when and if we will achieve sufficient revenues in relation to expenses to become profitable.

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

WE WILL NEED ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS IF WE DO NOT GENERATE ENOUGH REVENUE.

We require substantial working capital to fund our business and will need more in the future. If we need to raise additional funds through the issuance of equity, equity-related or debt securities, shareholders rights may be subordinate to other investors and shareholders stock ownership percentage may be diluted. We cannot be certain that additional financing will be available to us.

WE MAY BE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH OR IMPLEMENT OUR EXPANSION STRATEGY.

Our growth strategy is subject to related risks, including pressure on our management and on our internal systems and controls. Our planned growth will require us to invest in new, and improve our existing, operational, technological and financial systems and to expand, train and retain our employee base. Our failure to effectively manage our growth could have a material adverse effect on our future financial condition. In addition, our lack of operating experience may cause us difficulty in managing our growth. We have limited marketing and sales capabilities, and if we are unable to develop sales and marketing capabilities, we may not be successful in commercializing our products. As a result, we may be forced to depend on collaborations or agreements with third parties that have established distribution systems and direct sales forces. In addition to our currently limited sales, marketing and distribution capabilities, we are currently maxed out in terms of personnel handling of both web-building and maintenance, and we are risking our intellectual property and cost-basis by outsourcing. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control. We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits. We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products complement our existing business or otherwise serve our strategic goals. If we do undertake transactions of this sort, the process of integrating an acquired business, technology or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial condition.

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

Our revenues and operating results may vary significantly from quarter to quarter due to several factors. Many of these factors are outside our control and include:

•	our ability to create and deploy products with competitive features;

•	fluctuations in customer purchasing patterns and advertising spending;

•	changes in the growth rate of Internet usage and online user traffic levels;

•	actions of our competitors;

•	the timing and amount of costs relating to the expansion of our operations and acquisitions of technology or businesses; and

•	general economic and market conditions.

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

OUR CURRENT PREMISES ARE INADEQUATE FOR OUR BUSINESS.

We do not currently own adequate office space and our current premises are inadequate for our business development plans. We need to move into commercial office space. Our clients expect us to have an office they can visit for design workshops, and sales meetings and our personnel need a common place to work together efficiently in order to effectively build our business.

WE COULD INCUR SUBSTANTIAL COSTS DEFENDING AGAINST A CLAIM OF INFRINGEMENT OR PROTECTING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT

In recent years there has been significant litigation in the United States involving patents and other intellectual property rights. Companies providing Internet related products and services are increasingly bringing and becoming subject to suits alleging infringement of property rights, particularly patent rights. We could incur substantial costs in prosecuting or defending any intellectual property litigation.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD BURDEN OUR BUSINESS.

The adoption or modification of laws or regulations applicable to the Internet could harm our business. The U.S. Congress has passed laws regarding online children’s privacy, copyrights and taxation. The law governing the Internet, however, remains largely unsettled. New laws may impose burdens on companies conducting business over the Internet. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet and online advertising. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. We also may be subject to regulation not specifically related to the Internet, including laws affecting direct marketers.

AS A PUBLIC COMPANY OUR COST OF DOING BUSINESS MAY INCREASE BECAUSE OF NECESSARY EXPENSES, INCLUDING COMPLIANCE WITH SEC REPORTING REQUIREMENTS.

Because we are a public company, we incur significant legal, accounting and other expenses to comply with certain SEC requirements and, in particular, the Sarbanes-Oxley Act of 2002. Sarbanes-Oxley and other rules implemented by the SEC, requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations require us to include this assessment and attestation in our annual report on Form 10-KSB. Management will need to invest significant time and energy to stay current with the public company responsibilities of our business, which will limit the time they can apply to other tasks associated with operating our business. It is possible that the additional burden and expense of operating as a public company will cause us to fail to achieve profitability, which would cause our business to fail and our investors to lose money invested in our stock. It is important that we maintain adequate cash flow not only to operate our business, but also to pay the cost of remaining public. If we fail to pay public company costs as such costs are incurred, we will become delinquent in our reporting obligations and our shares may no longer remain qualified for quotation on a public market.

OUR STOCK PRICE COULD BE EXTREMELY VOLATILE, AS IS TYPICAL OF INTERNET-RELATED COMPANIES.

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

The market price for PacketPort.com common stock is likely to be highly volatile and subject to wide fluctuations in response to the following factors:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the entertainment media and e-commerce industries;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

•	potential litigation.

ITEM 2.	Properties

Prior to the Merger, the Company was located at 587 Connecticut Ave., Norwalk, CT. Through November 30, 2007, the Company leased approximately 1,000 square feet for $2,500 per month, which included administrative support services on a month-to-month basis, from Microphase Corporation (“Microphase”), a related party. The lease agreement and related monthly charge were terminated effective December 2007. As of February 25, 2008 our principal executive offices are located at 2236 Cathedral Avenue, Washington, DC 20008.

ITEM 3.	Legal Proceedings

In April 2000, the Securities and Exchange Commission (the “SEC”) initiated an investigation relating to fluctuations in the price of the Company’s common stock subsequent to the change in name from Linkon Corporation to Packetport.com, Inc. on December 9, 1999. The Commission filed an enforcement action on November 5, 2005 (SEC v. Packetport.com, Inc. et al., Civil Action No. 3:05cv1747 (PCD), in the United States District Court for the District of Connecticut (the “Civil Action”), charging six individuals and four companies including the Company, with alleged violations of various sections of the Federal Securities Laws, including Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchange Act of 1934.

The Civil Action was dismissed with prejudice on August 17, 2007. A cease and desist order was issued by the SEC on October 18, 2007 (the “Order”), pursuant to which the SEC ordered the respondents thereof, including the Company, to cease and desist from committing or causing violations of the respective provisions of the federal securities laws they were each alleged to have violated. In addition, certain of the respondents were ordered to pay approximately $1.1 million as part of the Order. The

Company is not required to pay any money as part of the Order. More information regarding the detailed terms of the Order can be found in SEC release No 8858 dated October 18, 2007, promulgated under the Securities Act of 1933 and SEC Release No. 56672 dated October 18, 2007, promulgated pursuant to the Securities Exchange Act of 1934. None of the Company’s current officers nor the current director of the Company were parties to the Civil Action.

Other Legal Proceedings

From time to time the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company is not aware of any impending nor threat of any legal proceeding.

ITEM 4.	Submission Of Matters To A Vote Of Security Holders And Small Business Issuer Purchasers of Equity Securities

On January 31, 2008 a proxy statement was mailed to the shareholders of the Company notifying the shareholders of a special meeting to be held on February 19, 2008 in order to obtain shareholder consent for (i) the merger of Wyndstorm into the Company, (ii) a 1:20 reverse split of the Company’s common stock, (iii) conversion of certain indebtedness of the Company for services rendered to the Company and (iv) the election of new directors of the Company. At the meeting 4 shareholders of record were present in person, and the following number of shares were represented by duly elected proxy:

By Proxy: 16,388,933

TOTAL: 16,388,933 (74.13% of the pre-split issued and outstanding stock).

With respect to clauses (i) through (iii) of the above paragraph, all votes present were cast in favor of such proposals. With respect to clause (iv) above, Marian F. Sabety received fifty eight percent (58%) of the votes cast and was elected to serve as the sole director of the Company.

PART II

ITEM 5.	Market For Registrant’s Common Equity And Related Stockholder Matters

Unless otherwise indicated, and excluding the figures reflecting the authorized shares of common Stock and the shares reserved for the Stock Option Plan, the figures used in this Item 5 reflect or have been restated to reflect the 1:20 reverse stock split pursuant to the terms of the Merger on February 25, 2008.

Market Information

Our common stock presently trades on the OTC Bulletin Board under the symbol “PKCM:OB”.

Previously to on or about March 1, 2008 the Company’s shares were listed on the National Quotations Bureau Bulletin Board under the stock symbol “PKPT”.

The following table sets forth, for the periods indicated, the quarterly high and low representative bid quotations for the Company’s Common Stock as reported by the National Quotations Bureau. Quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

The following table sets forth certain information with respect to the high and low market bid prices of our common stock for the fiscal years ended January 31, 2007 and January 31, 2008:

Fiscal Year	Period	High	Low
Fiscal Year Ended January 2007	First Quarter	$0.40	$0.40

	Second Quarter	$0.40	$0.40

	Third Quarter	$0.40	$0.40

	Fourth Quarter	$0.60	$0.40

Fiscal Year Ended January 2008	First Quarter	$0.40	$0.40

	Second Quarter	$1.60	$0.40

	Third Quarter	$1.00	$0.40

	Fourth Quarter	$0.60	$0.40

The closing price of our common stock on February 25, 2008 was $1.20.

As of April 1, 2008, we had 18,271,227 shares of common stock including outstanding warrants and options to purchase in the aggregate 136,167 shares of our common stock, and a debenture that may be converted into 206,422 shares of our common stock.

Shareholders

Records of our stock transfer agent indicate that as of April 22, 2008, we had approximately 1002 record holders of our common stock. Since a certain portion number of our shares are held by financial institutions in “street name,” it is likely that we have significantly more shareholders than indicated above.

Dividend Policy

Our Board of Directors determines any payment of dividends. We have never declared or paid any cash dividends on our common stock, and we do not anticipate or contemplate paying cash dividends in the foreseeable future. We intend to utilize all available funds for working capital purposes.

Authorized Shares of Common Stock; Shares Reserved for the Stock Option Plan

On October 29, 2003 the shareholders approved increasing the capitalization of the authorized shares of the Company’s common stock from 24,900,000 to 149,000,000. Additionally, common shares reserved for the Company’s stock option plan were increased from 2,500,000 to 10,000,000.

Recent Sales Of Unregistered Securities

The following is a description of transactions in which the Company issued its securities during the fiscal years ended January 31, 2008 and 2007.

Issuances Of The Company’s Securities During the Fiscal Year Ending January 31, 2008

The Company issued 8,700 shares of its common stock to settle a liability of $4,350 in professional services.

The Company granted warrants to consultants to purchase 23,667 shares of its common stock through fiscal year ended January 31, 2013 at prices ranging from $.50 to $.80 per share. The Company also extended the expiration date on previously existing warrants to purchase 75,000 shares of its common stock through fiscal year ended January 31, 2013 at $2.00 per share. These warrants were originally due to expire during fiscal year ended January 31, 2010.

Issuances Of The Company’s Securities During the Fiscal Year Ending January 31, 2007

The Company issued no shares of its common stock during the fiscal year ended January 31, 2007.

ITEM 6.	Management’s Discussion and Analysis or Plan of Operations

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of the Company’s management.

Forward-Looking Information

The statements in this Annual Report on Form 10-KSB that are not statements of historical fact constitute “forward-looking statements”. Such forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performances or achievements, expressly predicted or implied by such forward-looking statements. These forward-looking statements are identified by their use or forms of such terms and phrases as “expects,” “intends,” “goals,” “estimates,” “projects,” “plans,” “anticipates,” “should,” “future,” “believes,” and “scheduled.”

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

Results Of Continuing Operations

Twelve Months Ended January 31, 2008 Compared to Twelve Months Ended January 31, 2007 From Continuing Operations:

Net Loss

The Company reported a net loss from continuing operations of $516,659 for fiscal year ended January 31, 2008 as compared to a net loss from continuing operations of $608,575 for the prior fiscal year. This represents a loss per share from continuing operations of $0.47 for fiscal year ended January 31, 2008 and $0.56 for the fiscal year ended January 31, 2007.

This $91,916 decrease in the net loss from continuing operations was primarily due to the following factors:

Revenues

There were no revenues or cost of sales in either fiscal year ended January 31, 2008 or January 31, 2007.

Operating Expenses

Selling, general and administrative expenses from continuing operations for the fiscal years ended January 31, 2008 and 2007 were $165,727 and $215,745, respectively. The $50,018 decrease in expenses is due to reduced consulting expenses as a result of the Company’s former President waiving his $100,000 fee for the fiscal year ending January 31, 2008, offset by higher legal and professional services and higher investor communication expenses for the shareholder vote by proxy in February 2008.

Other Income (Expense) Items

Interest expense was $350,932 for the fiscal year ended January 31, 2008 and $392,830 for the fiscal year ended January 31, 2007. The $41,898 decrease in interest expense is due to both Microphase and the Company’s former President and a stockholder waiving interest charges after November 2007 and lower interest rates during the year, offset by higher borrowing bases of its notes payable to Microphase and a stockholder (related parties).

Income From Previously Discontinued Operations

The Company wrote off $3,890 of inactive accounts payable invoices older than five years at January 31, 2008 versus $104,749 at January 31, 2007. This contributed to a drop in income for the current year of $100,859 versus fiscal year ended January 31, 2007.

Net Loss Per Share

For the years ended January 31, 2008 and 2007, the company reported a net loss per share of $0.47 and a net loss per share of $0.46, respectively, based upon respective weighted average shares outstanding of 1,102,349 and 1,096,676.

Critical Accounting Policies

Segregation of Discontinued Operations:

Effective January 31, 2003, the Company discontinued operations relating to the design and development of its primary intellectual property core software. These former activities have been accounted for as discontinued operations in prior year financial statements. Condensed financial information for these discontinued operations is summarized below for fiscal years ended January 31, 2008 and 2007.

	Fiscal Year Ending January 31, 2008	Fiscal Year Ending January 31, 2007
Total Revenues	$0	$0
Cost of Goods Sold	$0	$0
Gross Margin	$0	$0
Operating Expenses	$0	$0
Other Income Items	$0	$0
Accounts Payable Write-Offs	$3,890	$104,749
Income from Discontinued Operations	$3,890	$104,749

Income Taxes

The Company has adopted Financial Accounting Standards Board Statement No.109, “Accounting for Income Taxes,” which requires an asset and liability approach to accounting for income taxes. Deferred income taxes are recorded for temporary differences between taxable income and pretax financial income and the tax bases of assets or liabilities and their reported amounts in the financial statements. Because of the uncertainty regarding the Company’s future profitability, the future tax benefits of its losses have not been recorded in the accompanying consolidated financial statements.

Liquidity And Capital Resources

At January 31, 2008 the Company had a working capital deficit of $5,573,431 as compared to a working capital deficit of $5,064,438 at January 31, 2007. The $508,993 increase in working capital deficit for the year was principally due to the current year loss. At January 31, 2008 the Company had cash of $520 and no accounts receivable. Cash used in continuing operating activities of $127,019 for the year ended January 31, 2008 primarily consisted of the net loss from continuing operations, offset by increased accounts payable, accrued expenses and accrued interest on notes payable to Microphase and a stockholder. The Company also received additional net cash infusions of $107,290 from Microphase and $20,000 from a stockholder.

The Company incurred a net operating loss from continuing operations of $517,659 for the year ended January 31, 2008. The Company’s ability to continue as a going concern and its future success is dependent upon its ability to:

(1)	Evaluate and act upon new directions and business opportunities for the Company.

(2)	Raise additional working capital through borrowing or through issuing equity securities.

Management is uncertain if it will be successful in executing the above plans.

Plan of Operation

Before the Merger, as Wyndstorm Corporation, we built interactive networks that entertain or inform our clients’ customers (see the discussion of Our Business in Item 1). Under new control since the Merger, the Company plans to continue to develop the business built by Wyndstorm focusing our business on web advertising while continuing to build the “web enhancement” capability of our software systems. During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks cash and other capital resources, the Company’s survival will depend upon its ability to raise working capital, and unless the Company is able to obtain significant outside financing, substantial doubt will be cast on its ability to continue as a viable business entity.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company’s director will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration, if any. The Company has entered into two separate engagement agreements to use outside advisors to raise capital on a deferred payment basis. The Company also intends to use trade shows, internet promotions, name brand customers, effective sales generation using outsourced services and incentivized sales people as a strategy to penetrate the market. In the event that the Company does need to raise capital, it is likely that the only method available to the Company would be the private sale of its securities. Significant research and development of new technologies is an ongoing effort. To the extent that the Company develops intellectual property which can be protected, the Company intends to take all appropriate measures to file for such protection.

Because of the highly temporary nature of many of the technologies, the Company expects hiring to be kept at a minimum throughout fiscal 2008. We do not expect to purchase or sell any significant equipment and has the Company has no current material commitments.

Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months; however, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

Off Balance Sheet Arrangements

The Company had no off balance sheet arrangements during the last two fiscal years, and at this time no off balance sheet arrangements are anticipated.

ITEM 7.	Financial Statements

The Company’s Consolidated Financial Statements and accompanying notes, together with the reports of independent certified public accountants, appear at pages F-1 through F-23, respectively, of this annual report on Form 10-KSB.

ITEM 8.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

During the last two years there have been no disagreements with Demetrius & Company, LLC, our independent auditor for the years ended January 31, 2008 and January 31 2007, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A(T).	Controls And Procedures.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal controls over our financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted principles. As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

Based upon an evaluation conducted for the period ended January 31, 2008, our President (our principal executive officer) and our Acting Principal Financial Officer (our principal accounting and finance officer) have concluded that as of the end of the period covered by this report, we are unable to state that our internal controls over financial reporting were effective as required under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act due to the fact that the Company’s financial information for the covered period was not under the control of new management. This conclusion does not relate to reporting periods after January 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent Limitations of the Effectiveness of Internal Control. A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Changes in internal control over financial reporting. There were no changes during the Company’s fiscal fourth quarter that materially affected the Company’s internal control over financial reporting. However, as described above, as of February 25, 2008, the Company implemented certain changes, including hiring a new Chief Financial Officer. The Company expects to implement additional internal controls related to the Company’s period-end closing and reporting process. These additional controls will likely include the Chief Financial Officer and outside consultants.

ITEM 8B.	Other Information.

None.

PART III

ITEM 9.	Directors And Executive Officers and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to each of our directors, executive officers and key employees as of April 1, 2008.

Name	Age	Position
Marian Sabety	58	Sole Director, Chairman of the Board, President and Chief Executive Officer
Charles Lee Hamilton	52	Senior Vice President and Chief Technology Officer
Richard Rose	53	Chief Financial Officer
Thomas Kerns McKnight	63	Secretary, Treasurer and General Counsel

On March 12, 2008, the Board of Directors of Packetport.com appointed Marian Sabety as the President and Chief Executive Officer; Charles Lee Hamilton as Senior Vice President and Chief Technology Officer; Richard Rose as Chief Financial Officer; and Thomas Kerns McKnight as Secretary, Treasurer and General Counsel. Information about each officer is reported below:

MARIAN SABETY, 58, serves the Company as Chairman of the Board, President and CEO of the Company. The term of her appointment is perpetual at the pleasure of the Board of Directors. Ms. Sabety has served as the President and CEO of Wyndstorm or its predecessor in interest YFon Global, LLC since it was founded on August 10, 2005. Ms. Sabety’s employment with Wyndstorm is the subject of a signed contract. Ms. Sabety is the spouse of Thomas Kerns McKnight (see below). Ms. Sabety has spent 25 years in executive positions in leading telecommunications and systems integration firms including ATT, Sprint, WorldCom, Cap Gemini, AMS, SAIC and Stanford Research Institute Venture Consulting.

CHARLES LEE HAMILTON, 52, serves the Company as Senior Vice President and Chief Technology Officer. The term of his appointment is perpetual at the pleasure of the Board of Directors. Mr. Hamilton has served as Senior Vice President and Chief Technology Officer of Wyndstorm or its predecessor in interest YFon Global, LLC since it was founded on August 10, 2005. Mr. Hamilton’s employment with Wyndstorm is the subject of a signed contract. Mr. Hamilton has spent 20 years in senior engineering positions in wireless and edge internet technologies including Siemens, Metricom, Sandia National Labs, Pixar, and Stanford Research Institute.

RICHARD ROSE, 53, serves the Company as Chief Financial Officer. The term of his appointment is perpetual at the pleasure of the Board of Directors. Mr. Rose has served as Chief Technology Officer of Wyndstorm since December, 2007. Mr. Roses’s association with Wyndstorm is the subject of a signed contract. Mr. Rose has spent 30 years as Chief Financial Officer of Cyveillance, Sonus Communications, Chart Works, Inc., Netrix Corp, and Penril DataComm Networks, which are all public companies. Mr. Rose was formerly employed by Arthur Andersen & Co.

THOMAS KERNS MCKNIGHT, 63, serves the Company as Secretary, Treasurer and General Counsel. The term of his appointment is perpetual at the pleasure of the Board of Directors. Mr. McKnight has served as Secretary, Treasurer and General Counsel of Wyndstorm or its predecessor in interest YFon Global, LLC since it was founded on August 10, 2005. Mr. McKnight’s employment with Wyndstorm is the subject of a signed contract. Mr. McKnight is the spouse of Marian Sabety. Mr. McKnight has 5 years of experience providing legal services for public companies such as Combined Communications Corporation, and Gannett Co., Inc. Mr. McKnight is a member of the bar in the District of Columbia, Maryland, New York, Ohio and Virginia. Mr. McKnight has also provided financial services for Smith Barney, Quest Capital, Source Capital, Royal Bank of Canada, and United Medical Bank. He is a Certified Mortgage Banker and current Series 7 holder. From 1975 to 1977, Mr. McKnight was an attorney with the White House Office of Telecommunications Policy. Mr. McKnight was an adjunct professor at Columbia University for 6 years where he taught classes in entrepreneurship. He taught similar classes elsewhere and in 1997 was Entrepreneur in Residence at the Wharton School, University of Pennsylvania. He is the author of “Will it Fly?” (Prentice Hall, 2004).

The following table sets forth certain information with respect to each of our directors, executive officers and key employees who served the Company during the fiscal year ending January 31, 2007 and January 31, 2008.

Name	Age	Position
Ronald Durando	51	Director, Chairman of the Board, President and Chief Executive Officer
Gustave T. Dotolo	73	Director and Chief Operating Officer

MR. RONALD A. DURANDO, age 51. Mr. Durando is a co-founder of mPhase Technologies, Inc., a small public technology company (“mPhase”), and has served as its President and Chief Executive Officer since its inception in October 1996. Prior to joining mPhase, Mr. Durando was President and Chief Executive Officer of Nutley Securities, Inc., a registered broker-dealer. In addition, Mr. Durando is concurrently employed as an officer of Microphase, a developer of telecommunications technology. He is also Chairman of the Board of Janifast Limited, for operational and manufacturing companies in Hong Kong and China. On November 26, 1999 Mr. Durando became the Company’s Chairman, Chief Executive Officer and President.

MR. GUSTAVE T. DOTOLI, age 73. Mr. Dotoli has served as the Chief Operating Officer of mPhase since October 1996. Mr. Dotoli is also employed by Microphase. He is formerly the President and Chief Executive Officer of the following corporations: Imperial Electro-Plating, Inc., World Imports USA, Industrial Chemical Supply, Inc., SISCO Beverage, Inc. and Met Pack, Inc. Mr. Dotoli received a B.S. degree in Industrial Engineering from Fairleigh Dickinson University in 1959. On November 26, 1999 he was elected to the Board of Directors and became the Company’s Vice President, and Chief Operating Officer.

Both Mr. Durando and Mr. Dotoli resigned following the Merger in February 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s outstanding shares of Common Stock (collectively, “Section 16 Persons”), to file initial reports of ownership and reports of changes in ownership with the SEC. Section 16 Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of the copies of such forms received by the Company, or written representations from certain Section 16 persons that no Section 16(a) reports were required for such persons, the Company believes that during fiscal year ended January 2008, the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The Company has adopted a code of ethics that applies to our director and executive officers. A copy of our Code of Ethics is attached as an exhibit to this report.

ITEM 10.	Executive Compensation

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the year ended January 31, 2008, January 31, 2007 and January 31, 2006 of those persons who served as our principal officers during such years and whose compensation is required to be disclosed pursuant to Item 402(a)(2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended. Following the merger of Wyndstorm into the Company on February 25 2008, Mr. Ronald Durando resigned as a director and the President of the Company and Mr. Gutstave Dotoli resigned as a director and the Chief Financial Officer of the Company. Information regarding the new director and officers of the Company is set forth in Item 9 above.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Ronald A. Durando, Director, Chairman and President	2008	$0	—	—	—	—	$0	$0
	2007	$0	—	—	—	—	$100,000	$100,000
	2006	$0	—	—	—	—	$100,000	$100,000
Gustave T. Dotoli, Director, Chief Operating Officer and Vice President	2008	$0	—	—	—	—	$0	$0
	2007	$0	—	—	—	—	$0	$0
	2006	$0	—	—	—	—	$0	$0

Director Compensation

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald A. Durando	—	—	—	—	—	—	—
Gustave T. Dotoli	—	—	—	—	—	—	—

Employment Agreements

There were no employment agreements in effect during the fiscal year ended January 31, 2008.

ITEM 11.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth, as of April 21, 2008, information with respect to the securities holdings of all persons which we, pursuant to filings with the SEC, have reason to believe may be deemed the beneficial owners of more than 5% of our outstanding common stock. The following tables indicate the beneficial ownership of such individuals numerically calculated based upon 18,271,227 shares of common stock outstanding including 136,167 of warrants and options. Also set forth in the table is the beneficial ownership of all shares of our outstanding common stock, as of such date, of all officers and directors, individually and as a group.

	Shares of Common Stock Beneficially Owned
Name, Title (if applicable) and Address of Owner	Number	Percent (%)
Marian F. Sabety President and Chief Executive Officer and Chairman of the Board 2236 Cathedral Avenue Washington DC 20008	6,772,284	37.07%

Charles Lee Hamilton Sr. Vice President and Chief Technology Officer PO Box 2615 Ft. Bragg, California 95437	2,243,946	12.28%

Thomas Kerns McKnight Secretary, Treasurer and General Counsel 2236 Cathedral Avenue Washington, DC 20008	2,011,693	11.01%

Richard Rose Chief Financial Officer 1156 Millwood Pond Drive Herndon, Virginia 20170	0	0

All Executive Officers and Directors as a Group (4 persons)	11,027,923	60.36%

ITEM 12.	Certain Relationships And Related Transactions, And Director Independence

During the last fiscal year ending January 31, 2008 and before the Merger, the Company’s management was associated by employment at and/or ownership of a related group of companies, including Microphase, mPhase and Janifast Limited. Mr. Durando and Mr. Dotoli are both directors and executive officers of mPhase. Mr. Durando and Mr. Dotoli are not directors of Microphase. Transactions between these companies are subject to each company’s conflict of interest policies.

The Company leased approximately 1,000 square feet for $2,500 per month through November 30, 2007 on a month-to-month basis from Microphase Corporation, a company which concurrently employed the Company’s former president and vice president. The monthly rent also included certain administrative support services supplied by Microphase. The lease agreement and related monthly charge were terminated effective December 2007.

Ronald A. Durando and Gustave T. Dotoli, are officers and Ronald Durando is a shareholder of Microphase Corp., a privately held Connecticut corporation. The Company, through November 30, 2007, leased approximately 1,000 square feet from Microphase, for $2,500 per month including administrative support services, on a month-to-month basis. Janifast Limited is a privately held Hong Kong corporation, of which Ronald A. Durando and Gustave T. Dotoli are controlling shareholders. Janifast Limited owns 100% of Janifast Telecommunications (Nanhai) Co., Ltd., which is a manufacturing facility located in mainland China.

Mr. Durando earned executive consulting fees of $100,000 for the fiscal year ended January 31, 2007 and none for the fiscal year ended January 31, 2008. The Company’s former Vice President earned no consulting fees for either fiscal year.

The Company owed Mr. Durando $1,087,824 and $958,307 at January 31, 2008 and 2007, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of unpaid executive consulting fees, cash advances from the Company president and accrued interest. Additional advances made by the Company’s president during fiscal year ended January 31, 2008 totaled $20,000. The Company incurred interest expense to the Company’s president of $72,017 and $74,341 that are included in interest expense and note payable - stockholder in fiscal years ended January 31, 2008 and 2007, respectively. The Company president waived interest charges to the Company for December 2007 and January 2008. As of February 21, 2008, Mr. Durando released all claims for payment against the Company upon the payment of a promissory note in the amount of $100, 000.

The Company owed Microphase $4,230,845 and $3,844,675 at January 31, 2008 and 2007, respectively, as a result of cash advances, unpaid rent, payments made by Microphase on behalf of the Company and accrued interest. Additional advances made by Microphase Corporation during fiscal year ended January 31, 2008 totaled $107,290. The Company incurred interest expense to Microphase Corporation of $278,880 and $318,386 for fiscal years ended January 31, 2008 and 2007, respectively. These amounts are included in interest expense and note payable to Microphase for the two years. Microphase waived interest charges to the Company for December 2007 and January 2008. Pursuant to a release agreement dated as of December 31, 2008, Microphase released all claims for payment against the Company in exchange for restricted shares of common stock of the Company.

Marian Sabety, the current Director, Chairman, President and Chief Executive Officer of the Company, is the spouse of Thomas Kerns McKnight, the Secretary, Treasurer and General Counsel of the Company.

ITEM 13.	Exhibits

The following exhibits are included as part of this annual report of Form 10-KSB.

Exhibit 2: Agreement and Plan of Merger by and Among Packetport.com, Inc., Packetport Acquisitions, Inc. and Wyndstorm Corporation.

Exhibit 14: Code Of Ethics.

Exhibit 31.1: Certification of the Sole Director and Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2: Certification of the Sole Director and the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

Exhibit 31.3: Certification of the Acting Principal Executive Financial Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.4: Certification of the Acting Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth the amounts we have been billed with respect to the fiscal year ended January 31, 2007 and January 31, 2008 for certain services provided by our accountants:

Service	Fiscal Year Ended January 31, 2007	Fiscal Year Ended January 31, 2008
Audit	$13,000	$15,000	(approximately)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders PacketPort.com, Inc.

We have audited the accompanying balance sheet of PacketPort.com, Inc. as of January 31, 2008 and the related statements of operations, cash flows, and stockholders’ deficiency for each of the years in the two year period ended January 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PacketPort.com, Inc. at January 31, 2008, and the results of their operations and their cash flows for each of the years in the two year period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $513,769 during the year ended January 31, 2008 and a stockholders’ deficit of $5,573,431 as of that date. In addition, existing cash at January 31, 2008 is not sufficient to support the Company’s operations for the next year. These conditions raise the substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DEMETRIUS & COMPANY, L.L.C.
Wayne, New Jersey
April 30, 2008

PACKETPORT.COM, INC.

BALANCE SHEET

JANUARY 31, 2008

ASSETS
Cash	$520
Total Current Assets	520

Machinery & equipment:
Machinery & Equipment, at cost	7,549
Less: Accumulated Depreciation	(7,549)

Machinery & Equipment, net	—

Total Assets	$520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$107,013
Taxes Payable	1,000
Accrued Expenses	147,269
Note Payable – Stockholder	1,087,824
Note Payable - Microphase Corporation	4,230,845

Total Current Liabilities	5,573,951

Total Liabilities	5,573,951

Stockholders’ deficit:
Common Stock, $.003 Par Value, 149,000,000 shares authorized, 1,105,376 shares issued and outstanding at January 31, 2008 (post reverse split)	3,316
Capital in Excess of Par Value	22,278,778
Accumulated Deficit	(27,855,525)

Total Stockholders’ Deficit	(5,573,431)

Total Liabilities and Stockholders’ Deficit	$520

The accompanying notes are an integral part of these financial statements.

PACKETPORT.COM, INC.

STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED JANUARY 31,
	2008	2007
Revenues	$—	$—

Cost of Sales	—	—

Gross Margin	—	—

Selling, General and Administrative Expenses	165,727	215,745

Total Expenses	165,727	215,745

Operating Loss	(165,727)	(215,745)

Other (Expense):
Interest Expense	(350,932)	(392,830)

Loss From Continuing Operations, Before Income Taxes	(516,659)	(608,575)
Income From Discontinued Operations, Net of Income Taxes of $0 in 2008 and 2007, offset by benefit from tax loss carryforwards of $0 in 2008 and 2007	3,890	104,749
Income Taxes	(1,000)	(1,000)

Net Loss	$(513,769)	$(504,826)

Loss Per Share:
Net income (loss) per share from:
Continuing Operations	$(.47)	$(.56)
Discontinued Operations	—	.10

	$(.47)	$(.46)

Weighted Average Number of Shares Outstanding	1,102,349	1,096,676

The accompanying notes are an integral part of these financial statements.

PACKETPORT.COM, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FROM FEBRUARY 1, 2006 TO JANUARY 31, 2008

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	ACCUMULATED DEFICIT	TOTALS
	SHARES	AMOUNT
Balances, January 31, 2006	1,096,676	$3,290	$22,274,028	$(26,836,930)	$4,559,612
Net Loss	—	—	—	(504,826)	(504,826)

Balances, January 31, 2007	1,096,676	$3,290	$22,274,028	$(27,341,756)	$(5,064,438)
Issuance of common stock for services	8,700	26	4,324	(—)	4,350
Issuance of stock warrants for services	—	—	426	(—)	426
Net Loss	—	—	—	(513,769)	(513,769)

Balances, January 31, 2008	1,105,376	$3,316	$22,278,778	$(27,855,525)	$(5,573,431)

The accompanying notes are an integral part of these financial statements.

PACKETPORT.COM, INC.

STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED JANUARY 31,
	2008	2007
OPERATING ACTIVITIES
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net Loss from continuing operations	$(516,659)	$(608,575)
Add: Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock warrants issued for services	426	—
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts Payable	24,317	(10,733)
Accrued Expenses	15,000	(11,575)
Accrued Compensation - Stockholder	—	100,000
Accrued Interest Note Payable - Stockholder	72,017	74,341
Accrued Interest Note Payable - Microphase	278,880	318,386
Income Taxes Payable	(1000)	(1000)

Net Cash Used in Continuing Operating Activities	(127,019)	(139,156)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net Income from Discontinued Operations	3,890	104,749
Accounts Payable	(3,890)	(104,749)

Net Cash Used in Discontinued Operations	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Advances from Stockholder	20,000	—
Proceeds from Advances from Microphase	107,290	138,961

Net Cash Provided by Financing Activities	127,290	138,961

Net Increase (Decrease) in Cash	271	(195)
Cash at Beginning of Year	249	444

Cash at End of Year	$520	$249

Supplemental Cash Flow Information:
Cash paid for interest	$35	$103

Cash paid for taxes	$1,000	$1,000

The accompanying notes are an integral part of these financial statements.

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

NOTE 1-BASIS OF PRESENTATION AND SUBSEQUENT EVENTS

As shown in the accompanying financial statements, the Company incurred a net loss from continuing operations of $516,659 during the year ended January 31, 2008 and stockholders’ deficit of $5,573,431 as of that date. In addition, cash available at January 31, 2008 is not sufficient to support the Company’s operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company’s ability to continue as a going concern.

On October 31, 2007, the Company, its wholly-owned subsidiary Packetport Acquisitions, Inc. and Wyndstorm Corporation (“Wyndstorm”) executed and delivered an Agreement and Plan of Merger. Pursuant to the agreement, the Company will acquire Wyndstorm by means of a merger with Packetport Acquisitions, Inc. At closing of the merger on February 25, 2008, the Company agreed to issue to the Wyndstorm shareholders an amount of shares of Company common stock such that Wyndstorm shareholders will own approximately eighty six percent (86%) of the Company’s outstanding common shares following the merger. The Merger, which will be accounted for under the purchase method of accounting, will be reported as a reverse merger.

See Note 9 “Subsequent Events” for additional information regarding the merger.

NOTE 2-BUSINESS DESCRIPTION

There were no ongoing business operations for the fiscal year ended January 31, 2007 and the fiscal year ended January 31, 2008. The following description is provided based upon the new direction that the Company has taken under the control of new management following the Merger (as defined in Note 9), and therefore describes the business of the Company since February 25, 2008.

Description of Business

Our Company builds interactive networks that entertain or inform our clients’ customers.

Employees

The Company currently has twelve “employees” hired on a “per job” basis until we are able to secure a major source of funding.

NOTE 3-MAJOR CUSTOMERS AND LINE OF BUSINESS

For the fiscal year ended January 31, 2007 and January 31, 2008, the Company

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

adopted Statement of Financial Accounting Standard (SFAS) No. 131 “Disclosure about Segments of an Enterprise and Related Information.” SFAS 131 establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.

Under SFAS 131, the Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company. There were no product sales during fiscal years ended January 31, 2008 and 2007.

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

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”), No. 2, “Accounting for Research and Development Costs.” There were no research and development expenses during fiscal years ended January 31, 2008 and 2007.

ACCOUNTS RECEIVABLE

The Company believes all receivables are collectible unless information to the contrary is obtained. In the event such information is received, the Company establishes an allowance for uncollectible portions. At January 31, 2008 and 2007 there were no receivables and therefore, no allowances.

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

SEGREGATION OF DISCONTINUED OPERATIONS

For the statement of operations for the fiscal years ended January 31, 2008 and 2007, respectively, the revenue and expenses associated with discontinued operations in the current financial statements and condensed information is summarized below:

	YEAR ENDING JANUARY 31,
	2008	2007
Total Revenues	$—	$—
Cost of Goods Sold	—	—

Gross Margin	—	—
Operating Expenses	—	—
Other Income Items:
Accounts Payable Write-offs	3,890	104,749

Income From Discontinued Operations	$3,890	$104,749

Pursuant to Company policy, the Company wrote off $3,890 of inactive accounts payable invoices older than five years at January 31, 2008, versus $104,749 at January 31, 2007.

CASH AND CASH EQUIVALENTS

The Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at January 31, 2008 and 2007.

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

SUPPLEMENTAL CASH FLOWS DISCLOSURES

Cash flows from operating activities for the year ended January 31, 2008 reflects interest paid of $35, interest earned of $0 and taxes paid of $1,000. Cash flows from operating activities for the year ended January 31, 2007 reflects interest paid of $103, interest earned of $0 and taxes paid of $1,000.

MACHINERY AND EQUIPMENT AND CAPITAL LEASES

Machinery and equipment are stated at cost. Machinery and equipment are comprised predominantly of computer equipment, furniture and fixtures. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization are provided for utilizing the straight-line method over the estimated useful lives of the property and equipment. There was no depreciation expense for the years ended January 31, 2008 and 2007.

REVENUE RECOGNITION

The following description of our revenue recognition is provided based upon the operations of the Company during the last two fiscal years.

There were no Company revenues for the last 2 fiscal years.

HARDWARE

Revenues are recorded when products are shipped. There was no hardware revenue during the fiscal years ended January 31, 2008 and 2007.

SOFTWARE

The Company provided its software through an alliance program. Revenue is recorded when the alliance partner is invoiced, after the service becomes available and is used by the partner’s subscribers. Revenue on support contracts is recognized over the term of the contracts, which generally is one year. There was no revenue from software licenses or support contracts during the fiscal years ended January 31, 2008 and 2007.

CAPITALIZED SOFTWARE COSTS

Costs related to the conceptual formulation and design of licensed programs are expensed as research and development. Costs incurred subsequent to the establishment of technological feasibility to produce the finished product are generally capitalized. No such capitalized software costs were incurred during fiscal years ended January 31, 2008 and 2007.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 107 “Disclosures About Fair Value of Financial Instruments,” that requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet. The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. There were no such impairments during the fiscal years ended January 31, 2008 and 2007.

INCOME TAXES

The Company has adopted Financial Accounting Standards Board Statement No.109, “Accounting for Income Taxes,” which requires an asset and liability approach to accounting for income taxes. Deferred income taxes are recorded for temporary differences between taxable income and pretax financial income and the tax bases of assets or liabilities and their reported amounts in the financial statements. Because of the uncertainty regarding the Company’s future profitability, the future tax benefits of its losses have not been recorded in the accompanying consolidated financial statements.

STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004). SFAS No. 123 supersedes APB Opinion No. 25. Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. Under SFAS No. 123R, compensation expense is recognized for employee stock option grants. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R effective February 1, 2006.

LOSS PER SHARE

The Company has adopted SFAS No.128, “Earnings per Share.” Earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The earnings per common share computation, assuming dilution, gives effect to all dilutive potential common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company. Common equivalent shares have been excluded from the computation of diluted earnings per share since their effect is antidilutive.

NOTE 5-STOCKHOLDERS’ EQUITY

On October 29, 2003 the Company’s shareholders approved an amendment of the Articles of Incorporation to authorize an increase in the capitalization of the Company’s common shares from 24,900,000 shares to 149,000,000.

The following is a description of transactions in which the Company issued its securities during the fiscal years ended January 31, 2008 and 2007.

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

The Company issued 8,700 shares (post-reverse split) of its common stock to settle a liability of $4,350 in professional services.

The Company granted, during the year ended January 31, 2008, warrants to consultants to purchase 23,667 shares (post-reverse split) of its common stock through fiscal year ended January 31, 2013 at prices ranging from $.50 to $.80 per share. The Company also extended the expiration date on previously existing warrants to purchase 75,000 shares (post-reverse split) of its common stock through fiscal year ended January 31, 2013 at $2.00 per share. These warrants were originally to expire during fiscal year ended January 31, 2010.

The Company issued no shares of its common stock during the fiscal years ended January 31, 2008 and 2007.

ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

During the year ended January 31, 1997, the Board of Directors of the Company adopted, and the stockholders approved in March 1997, the Linkon Corporation 1996 Stock Option and Performance Incentive Plan (the “Option Plan”). This plan provides for awards of up to 50,000 options (post-reverse split) to purchase Common Stock of the Company to employees of the Company and its subsidiaries during the term of the Option Plan. These shares have been reserved by the Board of Directors from the Company’s authorized but unissued shares of Common Stock.

The above plan was amended as of May 18, 1998 and again as of October 29, 2003, (with the approval of the Company’s shareholders, at the respective annual meeting of the Company), to increase the number of shares available for awards from 50,000 to 125,000 and then to 500,000.

Outstanding options and warrants expire at various dates through January 2013.

The Company granted warrants to consultants to purchase 23,667 shares (post-reverse split) of its common stock through fiscal year ended January 31, 2013 at prices ranging from $.50 to $.80 per share. The Company also extended the expiration date on previously existing warrants to purchase 75,000 shares (post-reverse split) of its common stock through fiscal year ended January 31, 2013 at $2.00 per share. These warrants were originally to expire during fiscal year ended January 31, 2010.

There were no options or warrants granted in fiscal year ended January 31,2007.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004). SFAS No. 123 supersedes APB Opinion No. 25. Under APB Opinion No. 25, no compensation expense is recognized for employee stock option grants if the exercise price of the Company’s stock option grants is at or above the fair market value of the underlying stock on the date of grant. Under SFAS No. 123R, compensation expense is recognized for employee stock option grants. SFAS No. 123R requires the determination of the fair value of the share-based compensation at the grant date and the recognition of the related expense over the period in which the share-based compensation vests. The Company adopted SFAS No. 123R effective February 1, 2006.

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

For the years ended January 31, 2008 and 2007, the Company recorded non-cash charges for warrant awards totaling $426 and $0, non-cash option awards totaling $0 and $0 and deferred compensation totaling $0 and $0, respectively.

Options Outstanding

The following table summarizes the changes in stock options outstanding to former directors, employees and consultants for shares of the Company’s common stock as adjusted for the 1:20 reverse split in February 2008:

STOCK OPTIONS

Weighted average exercise price

Outstanding at:
January 31, 2006	123,000	$5.00
Granted	—	.—
Exercised	—	.—
Expired/Canceled	(23,000)	(9.20)

Outstanding at:
January 31, 2007	100,000	$4.00
Granted	—	.—
Exercised	—	.—
Expired/Canceled	—	—

Outstanding at:
January 31, 2008	100,000	$4.00

The following summarizes information about stock options outstanding and the related exercise price ranges at January 31, 2008:

RANGE OF EXERCISE PRICE	NUMBER OUTSTANDING		YEARS LIFE	WEIGHTED AVERAGE REMAINING CONTRACTUAL EXERCISE	WEIGHTED AVERAGE NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$ 4.00	100,000	(a)	.8	$4.00	100,000	$4.00

(a)	Subsequent to the year end January 31, 2008 two option holders waived their rights to options to acquire 62,500 shares.

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

Warrants Outstanding

The following summarizes information about warrants, issued to the former directors and consultants, as adjusted for the 1:20 reverse split in February 2008:

STOCK WARRANTS

Weighted average exercise price

Outstanding at:
January 31, 2005	318,991
Issued	—
Exercised	—
Expired	—

Outstanding at:
January 31, 2006	318,991
Issued	—
Exercised	—
Expired	(243,991)

Outstanding at:
January 31, 2007	75,000
Issued	23,667
Exercised	—
Expired	—

98,667

The following summarizes information about warrants outstanding at January 31, 2008:

RANGE OF EXERCISE PRICE	NUMBER OUTSTANDING	YEARS REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE	WEIGHTED AVERAGE NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$.50 - $2.00	98,667	5.0	$1.68	98,667	$1.68

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

NOTE 6-INCOME TAXES

At January 31, 2008 and 2007, the Company had net operating loss carryforwards of approximately $27,900,000 and $27,300,000, respectively, for book and tax purposes, expiring from 2009 to 2025. As a result of the Tax Reform Act of 1986, the Company is obligated to pay an alternative minimum tax on its alternative minimum taxable income, even though it has a loss carryforward. These carryforwards are subject to possible limitations on annual utilization if there are “equity structural shifts” or “owner shifts” involving “5% shareholders” (as these terms are defined in Section 382 of the Internal Revenue Code), which result in more than a 50% point change in ownership. Due to the change in ownership from the reverse merger of February 2008, there will be a limitation on the net operating loss carryforwards that can be carried forward to future years.

At this time, the Company does not believe it can reliably predict profitability beyond the current fiscal year. Accordingly, the deferred tax asset applicable to operations subsequent to January 31, 2008 has been reduced in its entirety by the valuation allowance. For the periods ending January 31, 2008 and 2007, the provision) for taxes, net of the benefit from utilization of tax loss carryforwards in 2007, is comprised only of appropriate state income taxes.

Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the years ended January 31, 2008 and 2007 respectively is as follows:

	JANUARY 31,
	2008	2007
(Loss) Income Before Income Taxes	$(513,769)	$(504,826)
Computed expected tax credit	—	—
Current year tax provision	174,681	171,640
Operating loss for which no benefits were provided	(174,681)	(171,640)
Tax benefit - utilization of tax loss carryforwards	—	—
State and local tax	(1,000)	(1,000)
Provision for income taxes	$(1,000)	$(1,000)

NOTE 7-COMMITMENTS AND CONTINGENCIES

Finalized SEC Investigation

In April 2000, the Securities and Exchange Commission (the “SEC”) initiated an investigation relating to fluctuations in the price of the Company’s common stock subsequent to the change in name from Linkon Corporation to Packetport.com, Inc. on December 9, 1999. The Commission filed an enforcement action on November 5, 2005 (SEC v. Packetport.com, Inc. et al., Civil Action No. 3:05cv1747 (PCD), in the United States District Court for the District of Connecticut (the “Civil Action”), charging six individuals and four companies including the Company, with alleged violations of various sections of the Federal Securities Laws, including Sections 5 and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(d) of the Securities Exchange Act of 1934.

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

The Civil Action was dismissed with prejudice on August 17, 2007. A cease and desist order was issued by the SEC on October 18, 2007 (the “Order”), pursuant to which the SEC ordered the respondents thereof, including the Company, to cease and desist from committing or causing violations of the respective provisions of the federal securities laws they were each alleged to have violated. In addition, certain of the respondents were ordered to pay approximately $1.1 million as part of the Order. The Company is not required to pay any money as part of the Order. More information regarding the detailed terms of the Order can be found in SEC release No 8858 dated October 18, 2007, promulgated under the Securities Act of 1933 and SEC Release No. 56672 dated October 18, 2007, promulgated pursuant to the Securities Exchange Act of 1934. None of the Company’s current officers nor the current director of the Company were parties to the Civil Action.

Other Legal Proceedings

From time to time the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company is not aware of any impending nor threat of any legal proceeding.

LEASES

In November 1999, the Company moved to its Norwalk, Connecticut location of approximately 1,000 square feet. Rent, including administrative support services, was $2,500 per month on a month to month basis payable to Microphase Corporation through November 30, 2007 and $0 thereafter. Rent expense and administrative support charged to operations was $25,000 for the fiscal year ended January 31, 2008 and $30,000 for the fiscal year ended January 31, 2007. The lease agreement and related monthly charge were terminated effective December 2007. As of February 25, 2008 the Company’s principal executive offices are located at 2236 Cathedral Avenue, Washington, DC 20008.

EMPLOYMENT AGREEMENTS

There were no employment agreements in effect during the fiscal year ended January 31, 2008.

NOTE 8-RELATED PARTY INFORMATION

The Company leased approximately 1,000 square feet for $2,500 per month through November 30, 2007 on a month-to-month basis from Microphase Corporation, a company which concurrently employed the Company’s former president and vice president. The monthly rent also included certain administrative support services supplied by Microphase. The lease agreement and related monthly charge were terminated effective December 2007.

During the last fiscal year ending January 31, 2008 and before the Merger, the Company’s management was associated by employment at and/or ownership of a related group of companies, including Microphase, mPhase and Janifast Limited. Mr. Durando and Mr. Dotoli are both directors and executive officers of mPhase. Mr. Durando and Mr. Dotoli are not directors of Microphase. Transactions between these companies are subject to each company’s conflict of interest policies.

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

Ronald A. Durando and Gustave T. Dotoli, are officers and Ronald Durando is a shareholder of Microphase Corp., a privately held Connecticut corporation. The Company, through November 30, 2007, leased approximately 1,000 square feet from Microphase, for $2,500 per month including administrative support services, on a month-to-month basis. Janifast Limited is a privately held Hong Kong corporation, of which Ronald A. Durando and Gustave T. Dotoli are controlling shareholders. Janifast Limited owns 100% of Janifast Telecommunications (Nanhai) Co., Ltd., which is a manufacturing facility located in mainland China.

Mr. Durando earned executive consulting fees of $100,000 for the fiscal year ended January 31, 2007 and none for the fiscal year ended January 31, 2008. The Company’s former Vice President earned no consulting fees for either fiscal year.

The Company owed Mr. Durando $1,087,824 and $958,307 at January 31, 2008 and 2007, respectively, including accrued interest. These amounts, which are included in notes payable-stockholder, consist of unpaid executive consulting fees, cash advances from the Company president and accrued interest. Additional advances made by the Company’s president during fiscal year ended January 31, 2008 totaled $20,000. The Company incurred interest expense to the Company’s president of $72,017 and $74,341 that are included in interest expense and note payable - stockholder in fiscal years ended January 31, 2008 and 2007, respectively. The Company president waived interest charges to the Company for December 2007 and January 2008. As of February 21, 2008, Mr. Durando released all claims for payment against the Company, with the exception of a promissory note in the amount of $100,000.

The Company owed Microphase $4,230,845 and $3,844,675 at January 31, 2008 and 2007, respectively, as a result of cash advances, unpaid rent, payments made by Microphase on behalf of the Company and accrued interest. Additional advances made by Microphase Corporation during fiscal year ended January 31, 2008 totaled $107,290. The Company incurred interest expense to Microphase Corporation of $278,880 and $318,386 for fiscal years ended January 31, 2008 and 2007, respectively. These amounts are included in interest expense and note payable to Microphase for the two years. Microphase waived interest charges to the Company for December 2007 and January 2008. Pursuant to a release agreement dated as of December 31, 2008, Microphase released all claims for payment against the Company in exchange for restricted shares of common stock of the Company.

Marian Sabety, the current Director, Chairman, President and Chief Executive Officer of the Company, is the spouse of Thomas Kerns McKnight, the Secretary, Treasurer and General Counsel of the Company.

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

NOTE 9-Subsequent Events

On October 31, 2007, the Company, its wholly-owned subsidiary Packetport Acquisitions, Inc. and Wyndstorm Corporation, a Delaware Corporation, successor by merger to YFonGlobal, LLC, a limited liability company chartered in the District of Columbia (“Wyndstorm”) executed and delivered an Agreement and Plan of Merger. Pursuant to this agreement, the Company acquired Wyndstorm by means of a reverse triangular merger with Packetport Acquisitions, Inc., on February 25, 2008 (the “Merger”). The terms of the Merger included: (i) a 1:20 reverse split resulting in the issuance of post-reverse-split common shares to Wyndstorm shareholders, giving them approximately 86% control of the combined companies; (ii) resignation of all management and board of Packetport.com. Inc., and (iii) approval of Marian Sabety as the sole director of the Company. The Company intends to change its name to Wyndstorm Corporation by filing amended articles of incorporation with the Nevada Secretary of State on or around May 1, 2008. The Merger, which will be accounted for under the purchase method of accounting and will be reported as a reverse merger.

The unaudited pro forma consolidated financial statements of Packetport.com, Inc. and Wyndstorm Corporation for the year ended January 31, 2008 as follows herewith have been presented as if the Merger had occurred by the date of the financial statement.

NOTE 10-Retirement Plan

On August 1, 1995, the Company created the Packetport.com, Inc. 401(k) Savings Plan (the “Plan”). The Company has made no contributions to the Plan over the last two fiscal years.

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

Unauditied pro forma condensed consolidated statement of operations for the year ending January 31, 2008

Balance Sheet

	Packetport	Wyndstorm	Pro Forma Combined
ASSETS
Current Assets:
Cash	$520	$75,821	$76,341
Accounts Receivable	$0	$196,123	$196,123

Total Current Assets	$520	$271,944	$272,464

Fixed Assets:
Fixed Assets, at Cost	$7,549	$32,716	$40,265
Less: Accumulated Depreciation	$(7,549)	$0	$(7,549)

Fixed Assets, net	$0	$32,716	$32,716

Total Assets	$520	$304,660	$305,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Trade & Other Payables	$255,282	$612,992	$868,274
Notes Payable	$5,318,669	$0	$5,318,669

Total Current Liabilities	$5,573,951	$612,992	$6,186,943

Long Term Liabilities:
Notes Payable	$0	$711,832	711,832

Total Liabilities	$5,573,951	$1,324,824	$6,898,775

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

Stockholders’ Deficit:
Common Stock	$3,316	$0	$3,316
Paid in Capital	$22,278,778	$2,342,701	$24,621,479
Accumulated Deficit	$(27,855,525)	$(3,362,865)	$(31,218,390)

Total Stockholders’ Deficit	$(5,573,431)	$(1,020,164)	$(6,593,595)

Total Liabilities and Stockholders’ Deficit	$520	$304,660	$305,180

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

Statement of Operations

	Packetport	Wyndstorm	Pro Forma Combined
Revenues	$0	$211,882	$211,882
Expenses	$165,727	$1,976,927	$2,142,654

Operating Loss	$(165,727)	$(1,765,045)	$(1,930,772)

Other (Expense)
Interest Expense	$(350,932)	$(125,418)	$(476,350)

Loss from Continuing Operations, Before Income Taxes	$(516,659)	$(1,890,463)	$(2,407,122)
Income from Discontinued Operations	$3,890	$0	$3,890
Income Taxes	$(1,000)	$0	$(1,000)

Net Loss	$(513,769)	$(1,890,463)	$(2,404,232)

Loss per Share	$(0.47)		$(2.18)

Weighted Average Number of Shares Outstanding	$1,102,349		$1,102,349

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

Unauditied pro forma condensed consolidated statement of operations for the two months ending March 31, 2008

Balance Sheet

	Packetport	Wyndstorm	Pro Forma Combined
ASSETS
Current Assets:
Cash	$0	$30,681	$30,681
Accounts Receivable	$0	$203,115	$203,115

Total Current Assets	$0	$233,796	$233,796

Fixed Assets:
Fixed Assets, at Cost	$0	$32,716	$32,716
Less: Accumulated Depreciation	$0	$0	$0

Fixed Assets, net	$0	$32,716	$32,716

Total Assets	$0	$266,512	$266,512

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Trade & Other Payables	$0	$620,744	$620,744
Notes Payable	$0	$780,003	$0

Total Current and Total Liabilities	$0	$1,400,747	$620,744

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

Stockholders’ Deficit:
Common Stock	$0	$0	$0
Paid in Capital	$0	$2,676,593	$2,676,593
Accumulated Deficit	$0	$(3,810,828)	$(3,810,828)

Total Stockholders’ Deficit	$0	$(1,134,235)	$(1,134,235)

Total Liabilities and Stockholders’ Deficit	$0	$266,512	$266,512

PACKETPORT.COM INC

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2008

Statement of Operations

	Packetport	Wyndstorm	Pro Forma Combined
Revenues	$0	$73,539	$73,539
Expenses	$0	$518,369	$518,369

Operating Loss	$0	$(444,830)	$(444,830)

Other (Expense)
Interest Expense	$0	$(3,133)	$(3,133)

Loss from Continuing Operations, Before Income Taxes	$0	$(447,963)	$(447,963)

Income from Discontinued Operations	$0	$0	$0

Income Taxes	$0	$0	$0

Net Loss	$0	$(447,963)	$(447,963)

Loss per Share	$0.00		$(0.41)

Weighted Average Number of Shares Outstanding	$0		$1,102,349

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-KSB t to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on the 30th day of April, 2008.

PACKETPORT.COM, INC.

By:	/s/ Marian Sabety
MARIAN SABETY
President and CEO
(principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the      day of April, 2008.

Signature	Title(s)

/s/ Marian Sabety
Marian Sabety	President, Director and Chairman of the Board (principal executive officer)

/s/ Thomas Kerns McKnight
Thomas Kerns McKnight	(Acting principal accounting and finance officer)