Form 10-Q
period 2008-04-30
Wyndstorm CORP
filed 2008-06-23
CIK 833203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to              to

Commission File Number:

WYNDSTORM CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	13-3469932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2236 Cathedral Avenue, Washington, D.C.	20008
(Address of principal executive offices)	(Zip Code)

(202) 491 4550

(Registrant’s telephone number, including area code)

PACKETPORT.COM, INC.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 9, 2008 was 18,221,227 shares of the registrant’s common stock, including 136,167 in options and warrants.

WYNDSTORM CORPORATION

i

Explanatory Notes

Unless the context otherwise requires, in this annual report on Form 10-Q the term “Wyndstorm” refers Wyndstorm Corporation, formerly known as Packetport.com, Inc. a Nevada corporation, and the term “Wyndstorm Corporation” refers to Wyndstorm’s wholly-owned subsidiary, Wyndstorm Corporation, a Delaware corporation. The terms the “Company,” “we,” “us” or “our” refer to Wyndstorm.

The Company has included in this quarterly report on Form 10-Q information concerning its prior directors and principal executive officers known to the Company based on publicly available information (primarily filings by Wyndstorm with the SEC and the Nevada Secretary of State). As noted below, Wyndstorm merged into the Company on February 25, 2008, a transaction which resulted in a change of control of the Company, and the resignation of the Company’s directors and executive officers. Limited non-public information concerning the Company prior to this change in control, was available to the new management of the Company for the purpose of preparing its periodic reports. Publicly available information concerning Packetport.com, Inc., as the Company was known before May 1, 2008, may contain errors. The Company has no knowledge that would indicate that any statement relating to the Company contained or incorporated by reference into this Form 10-Q is inaccurate or incomplete. Although we were involved in the preparation of these statements, we cannot verify certain information regarding the Company that is within the sole control of the former management of the Company or persons unaffiliated with the new management of the Company. The Company will amend or supplement this Form 10-Q to provide any information that the Company receives after the filing date of this Form 10-Q if it considers such information to be material, reliable and appropriate.

Note on Forward-Looking Information

Except for historical facts, the statements in this quarterly report on Form 10-Q are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed under the headings “Management’s Discussion and Analysis or Plan of Operations,” “Business” and “Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this quarterly report on Form 10-Q and the other documents that we file with the Securities and Exchange Commission (the “SEC” or “Commission”). You can read these documents at www.sec.gov.

WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, NEW EVENTS OR ANY OTHER REASON, OR REFLECT ANY EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

WYNDSTORM CORPORATION

Balance Sheets

	(Unaudited) April 30, 2008	January 31, 2008
ASSETS
Current Assets
Cash	98,695	520
Accounts Receivable (Net of Allowance of $84,000)	46,747	—

Total Current Assets	145,442	520

Fixed Assets
Website (Net of Accumulated Amortization of $12,859)	16,074	—
Fixed Assets - Net of Accumulated Depreciation of $7,864	3,467	—

Total Fixed Assets	19,541	—

TOTAL ASSETS	164,983	520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	390,077	107,013
Due to Officers	10,373	—
Taxes Payable	1,000	1,000
Accrued Expenses	147,269	147,269
Accrued Interest Payable–Related Party	23,630	—
Accrued Compensation	257,000	—
Note Payable–Current Portion	5,000	5,318,669
Line of Credit	247,277	—

Total Current Liabilities	1,081,626	5,573,951

Long Term Liabilities
Notes Payable	451,842	—
Convertible Notes Payable	580,975	—

Total Long Term Liabilities	1,032,817	—

Total Liabilities	2,114,443	5,573,951

Stockholders’ Deficit
Common Stock, $.003 Par Value, 149,000,000 shares authorized, 18,085,060 shares issued and outstanding at April 30, 2008 and 1,105,333 at January 31, 2008	54,255	3,316
Capital in Excess of Par	2,231,681	22,278,778
Accumulated Deficit	(4,235,396)	(27,855,525)

Total Stockholders’ Deficit	(1,949,460)	(5,573,431)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	164,983	520

WYNDSTORM CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,
	2008	2007
Revenues	92,221	—

Cost of Sales	—	—

Gross Margin	92,221	—

Selling, General and Administrative Expenses	822,802	31,886
Research and Development Expenses	—	—

	822,802	31,886

Operating Loss	(730,581)	(31,886)

Other Expenses:
Interest Expense	(3,956)	(105,211)

Net Loss	(734,537)	(137,097)

Net Loss per Share, Basic and Diluted	(0.04)	(0.01)

Weighted Average Number of Shares Outstanding, Basic and Diluted	18,221,227	21,933,520

WYNDSTORM CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(734,537)	(137,097)
Add: Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Depreciation	315	—
Amortization	4,822	—
Changes in Assets and Liabilities:
Accounts Receivable	149,376	—
Accounts Payable	27,143	4,662
Due to Officers	10,373	—
Taxes Payable	—	—
Accrued Expenses	—	(1,000)
Accrued Interest Payable - Related Party	23,630	105,212
Accrued Compensation	(46,000)	—

Net Cash (Used in) Operating Activities	(619,164)	(28,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes	641,518	—
Proceeds from Notes Payable - Microphase	—	28,346

Net Cash Provided by Financing Activities	641,518	28,346

Net Increase (Decrease) in Cash	22,354	123
Cash at the Beginning of Period	76,341	249

Cash at the End of Period	98,695	372

Supplemental Information:
Cash Paid for Interest	3,956	—

Cash Paid for Taxes	—	—

Notes to Financial Statements

NOTE 1 - ORGANIZATION

Our Company was incorporated in Nevada in 1988 under the name Deals Are Good, Inc. In 1990 the Company changed its name to Linkon Corporation, and on December 9, 1999 the Company changed its name to Packetport.com, Inc. On October 31, 2007, the Company, its wholly-owned subsidiary Packetport Acquisitions, Inc. and Wyndstorm Corporation, a Delaware Corporation, successor by merger to YFonGlobal, LLC, a limited liability company chartered in the District of Columbia (“Wyndstorm Corporation”) executed and delivered an Agreement and Plan of Merger. Pursuant to this agreement, the Company acquired Wyndstorm Corporation by means of a reverse triangular merger with Packetport Acquisitions, Inc., on February 25, 2008 (the “Merger”). The terms of the merger included: (i) a 1:20 reverse split resulting in the issuance of post-reverse-split common shares to Wyndstorm Corporation shareholders, giving them approximately 86% control of the combined companies; (ii) resignation of all management and board of Packetport.com. Inc., and (iii) approval of Marian Sabety as the sole director of the Company. The acquisition was accounted for as a reverse merger (recapitalization) with Wyndstorm Corporation deemed to be the accounting acquirer, and Packetport deemed to be the legal acquirer. Accordingly, the financial information presented in the financial statements is that of Wyndstorm Corporation, as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Wyndstorm Corporation, the accounting acquirer, have been carried over in the recapitalization. The Company changed its name to Wyndstorm Corporation by filing amended articles of incorporation with the Nevada Secretary of State on May 1, 2008.

Net loss from the date of inception to April 30, 2008 was $4,235,396. The Company expects to continue to incur losses in the near term. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended April 30, 2008, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the fiscal period ended January 31, 2008.

Revenue Recognition – The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) 104, Revenue Recognition, when there is persuasive evidence of an arrangement, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. The Company records service revenue as the services are performed.

Risks and Uncertainties – The Company is subject to various risks similar to other companies in a comparable stage of growth. Including, but not limited to, dependence on key personnel, competition from substitute providers, larger companies, and the continued successful development and marketing of its products and services.

Going Concern – As shown in the accompanying financial statements, the Company reported a net loss of $734,537 during the three months ended April 30, 2008 and stockholders’ deficit was $1,949,460 at that date. In addition, cash available at April 30, 2008 is not sufficient to support the Company’s operations for the next year. The Company may need to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it could result in substantial dilution to its stockholders. If the Company is unable to reach operating break-even or raise additional capital within the next quarter, there could be substantial doubt as to the Company’s ability to continue as a going concern.

The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal year 2009 and to continue its commercialization efforts. Management’s plans in the regard include, but are not limited to, the following:

•	Evaluate new business opportunities for the Company, particularly those that result in immediate cash infusion.

•	Raise additional working capital through borrowing or through issuing equity securities.

Management is uncertain if it will be successful in executing the above plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Research and Development Expense – Research and development costs are charged to expense as incurred and include costs related to product and technology development, salaries, and supplies.

Advertising Costs – The Company conducts advertising for the purpose of building awareness of the Company and its services. It is the policy of the Company to expense the cost of advertising as it is incurred. Advertising expense is included in these financial statements with administrative and general expense and amounted to $2,075 for the quarter ended April 30, 2008.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 3 – LOSS PER SHARE

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the quarter ended April, 30, 2008, the Company received $580,975 in convertible notes (the “Notes”). Upon the earliest to occur of (i) the closing of a financing in cash through a private placement of equity securities of the Company to one or more institutional investors of at least two million dollars ($2,000,000), in the aggregate (the “Financing”) or (ii) the sale of more than fifty percent (50%) of the Company’s outstanding shares of stock, the Company has the option to convert these Notes into shares of common stock of the Company equal to the aggregate principal and unpaid interest outstanding under the Notes divided by the Conversion Price (defined below). The Conversion Price of the Notes means, the quotient of (a) the sum of (x) the product of (i) the price at which shares are issued pursuant to the Financing, multiplied by (ii) two, plus (y) ten cents ($0.10), divided by (b) three. The Notes are also convertible by the note holder into shares of common stock of the Company equal to the aggregate principal and unpaid interest outstanding divided by the last reported sales price, or in the case no such reported sale takes place on such day, the average of the reported closing bid and asked prices of the Company’s common stock on any national securities exchange on which the shares of common stock are listed or admitted to trading, or if the shares are not listed on any national securities exchange, the average of the closing bid and asked prices in the over-the-counter market. The Notes have a maturity date of 5 years from the date of issuance. Unless earlier paid or converted as described above, the entire outstanding principal shall be due and payable on the maturity date. Interest on the unpaid principal during the period from the date of issuance through the maturity date, will accrue at a rate of six percent (6%) per annum, non-compounding. The institutional investors have not been determined at this time.

NOTE 5 – LINE OF CREDIT

The Company has secured a line of credit from Merrill Lynch in the amount of $300,000. This line of credit is guaranteed by certain related parties. The Company pays interest only each month. The interest rate is the LIBOR rate plus the spread rate.

NOTE 6 – RELATED PARTY INFORMATION

The Company owed Mr. Durando, the former President of the Company, $1,087,824 and $958,307 at January 31, 2008 and 2007, respectively, including accrued interest. These amounts, consist of unpaid executive consulting fees, cash advances from the Company president and accrued interest. Additional advances made by Mr. Durando during fiscal year ended January 31, 2008 totaled $20,000. The Company incurred interest expenses to Mr. Durando of $72,017 and $74,341 that are included in interest expenses and notes payable for the fiscal years ended January 31, 2008 and 2007, respectively. Mr. Durando waived interest charges to the Company for December 2007 and January 2008. As of February 21, 2008, Mr. Durando released all claims for payment against the Company upon the payment of a promissory note in the amount of $100, 000 and the issuance of 70,000 shares of the Company’s common stock.

Marian Sabety, the current Director, Chairman, President and Chief Executive Officer of the Company, is the spouse of Thomas Kerns McKnight, the Secretary, Treasurer and General Counsel of the Company.

On April 20, 2008 J. Pari Sabety, sister of Marian Sabety, transferred, as a gift, 1,571,285 shares of the Company’s common stock to Thomas McKnight.

NOTE 7 – NOTES PAYABLE

The Company has issued a series of notes to various individuals, of which $5,000 is due to a related party. The notes provide for simple interest at the rate of 8% per annum.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of the Company’s management.

Forward-Looking Information

The statements in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute “forward-looking statements”. Such forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performances or achievements, expressly predicted or implied by such forward-looking statements. These forward-looking statements are identified by their use or forms of such terms and phrases as “expects,” “intends,” “goals,” “estimates,” “projects,” “plans,” “anticipates,” “should,” “future,” “believes,” and “scheduled.”

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

Our History and Our Background

Our Company was incorporated in Nevada in 1988 under the name Deals Are Good, Inc. In 1990 the Company changed its name to Linkon Corporation, and on December 9, 1999 the Company changed its name to Packetport.com, Inc. On October 31, 2007, the Company, its wholly-owned subsidiary Packetport Acquisitions, Inc. and Wyndstorm Corporation, a Delaware Corporation, successor by merger to YFonGlobal, LLC, a limited liability company chartered in the District of Columbia executed and delivered an Agreement and Plan of Merger. Pursuant to this agreement, the Company acquired Wyndstorm Corporation by means of a reverse triangular merger with Packetport Acquisitions, Inc., on February 25, 2008. The terms of the Merger included: (i) a 1:20 reverse split resulting in the issuance of post-reverse-split common shares to Wyndstorm Corporation shareholders, giving them approximately 86% control of the combined companies; (ii) resignation of all management and board of Packetport.com. Inc., and (iii) approval of Marian Sabety as the sole director of the Company. The Company changed its name to “Wyndstorm Corporation” by filing amended articles of incorporation with the Nevada Secretary of State on May 1, 2008. The Agreement and Plan of Merger was filed as an exhibit to the Company’s most recently filed Annual Report of Form 10-KSB, and is incorporated herein by reference.

The following description of our business is provided based upon the new direction that the Company has taken under the control of new management following the Merger, and therefore describes the business of the Company since February 25, 2008. Before the Merger, and for the fiscal year ended January 31, 2008, the Company had no ongoing business operations.

Description of Business

Our Company builds interactive networks that entertain or inform our clients’ customers. Our products are all about capturing people’s imaginations, much like opera, movies, radio and television did in the first half of last century. People typically hope to “lose themselves” inside our networks because they are interesting, made more so each time we upgrade the technologies on each of our hosted sites. We provide end-to-end technology and online marketing know-how. We specialize in social media, gaming, online entertainment, and ecommerce web solutions. We apply experience, knowledge, expertise, and pre-built applications to bear on speed-to-market pressure. Our goal is to provide our clients with the best methods to increase user value and achieve desired business results. We use leading edge technologies which support the latest internet crazes (video, 3-D virtual worlds, and whatever else materializes in the market). The “imagination experience” we create is, in great part, manipulated by each end user who often creates their own persona, including name and image, for participation in the network. The Company uses software we have already built or which is instantly available so that our customers pay merely for the tailoring and monthly maintenance—typically this is 75% cheaper for our clients than if they built it themselves. Generally, our customers are businesses which need web programs to attract consumers using the latest internet-web-trends in marketing. We charge for the design, deployment, hosting, and advertising on our customers’ sites. These networks are extremely valuable to our customers who use the resulting winds of information to sell their products, much like a storm.

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

Government Regulation

The ecommerce environment is rapidly changing and federal and state regulation relating to the Internet and ecommerce is evolving. Laws and regulations have recently been enacted in many jurisdictions with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of these laws are in a state of flux. These laws may be interpreted and applied inconsistently and our current policies and practices may not be consistent with those interpretations and applications. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws. Because of the increasing popularity of the Internet and the growth of online services, there are regular initiatives at both the federal and state level to expand the scope of regulation as problems and perceived problems arise and develop. Many of our customers will be subject to such regulation and we strive to notify them that they may be subject to certain regulatory obligations. In the United States, the Federal Trade Commission (the “FTC”) enforces rules and regulations enacted pursuant to the Children’s Online Privacy Protection Act of 1998 (“COPPA”), imposing restrictions on the ability of online services to collect information from minors under the age of 13. Although the Company does not interface directly with the consuming end users, these restrictions could dissuade some percentage of our potential customers from using such websites as they themselves do business with the consuming public (so called

B2C), which may adversely affect our business (we are known as B2B or Business to Business). If one or more of their websites are found not to be COPPA compliant, our customers may face enforcement actions by the FTC, complaints to the FTC by individuals, or face a civil penalty, any of which could adversely affect our reputation and business. Laws on the state level protecting the identity of personal information of children online have been enacted or are under consideration. As such, government regulation does have an impact on how we conduct our business and may have an impact on our financial results if we are limited in our business activities or there are additional costs associated with compliance. As a public company we are also subject to the reporting and regulatory requirements of the SEC.

Employees

The Company currently has twelve “employees” hired on a “per job” basis until we are able to secure a major source of funding.

Results of Operations

We have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses and complications associated with a development stage company.

Revenues

We currently generate revenues from the development of software and websites; the deployment and set up of websites; hosting of websites; and the back office management of website administration through the management of our clients’ billing and advertising process. The Company has determined that it will not accept revenues from advertising. At April 30, 2008, the Company had revenues of $92,221. The Company had no revenues for the previous 2 years.

Net Loss

The Company reported a net loss of $734,537 for the three months ended April 30, 2008 as compared to a net loss of $137,097 for the three months ended April 30, 2007.

Liquidity And Capital Resources

At April 30, 2008 the Company had a working capital deficit of $936,184 as compared to a working capital deficit of $5,573,431 at January 31, 2008 and a working capital deficit of $5,201,535 at April 30, 2007.

The Company’s ability to continue as a going concern and its future success is dependent upon its ability to:

(1)	Evaluate and act upon new directions and business opportunities for the Company.

(2)	Raise additional working capital through borrowing or through issuing equity securities.

Management is uncertain if it will be successful in executing the above plans.

Plan of Operation

Before the Merger, as Wyndstorm Corporation, we built interactive networks that entertain or inform our clients’ customers (see Description of Business above). Under new control since the Merger, the Company plans to continue to develop the business built by Wyndstorm Corporation focusing our business on web advertising while continuing to build the “web enhancement” capability of our software systems. During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks cash and other capital resources, the Company’s survival will depend upon its ability to raise working capital, and unless the Company is able to generate sufficient earnings or obtain significant outside financing, substantial doubt will be cast on its ability to continue as a viable business entity.

Management intends to keep expenses to a minimum and to obtain services on a contingency basis when possible. The Company has entered into two separate engagement agreements to use outside advisors to raise capital. Additionally, the Company will award usual and customary finder’s fees on a discretionary basis to outside advisors that introduce approved investors to the Company. The Company also intends to use trade shows, internet promotions, name brand customers, effective sales generation using outsourced services and incentivized sales people as a strategy to penetrate the market. Significant research and development of new technologies is an ongoing effort. To the extent that the Company develops intellectual property which can be protected, the Company intends to take all appropriate measures to file for such protection.

Because of the highly temporary nature of many of the technologies, the Company expects to continue its current policy of outsourcing a substantial amount of its software and website design and development. We do not expect to purchase or sell any significant equipment and the Company has no current material commitments to do so.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not own any derivative financial instruments in our portfolio. Accordingly, we do not believe there is any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

Item 4.	Controls and Procedures.

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

Item 4T.	Controls and Procedures.

Based upon an evaluation conducted for the period ended April 30, 2008, our President (our principal executive officer) and our Acting Principal Financial Officer (our principal accounting and finance officer) have concluded that as of the end of the period covered by this report, we are unable to state that our internal controls over financial reporting were effective as required under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act due to the fact that the Company’s financial information was not under the control of new management for the entirety of the covered period. This conclusion does not relate to reporting periods after February 29, 2008.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time the Company may be involved in various legal proceedings and other matters arising in the normal course of business. The Company is not aware of any impending nor threat of any legal proceeding.

Item 1A.	Risk Factors.

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

OUR CURRENT PREMISES ARE INADEQUATE FOR OUR BUSINESS.

We do not currently own adequate office space and our current premises are inadequate for our business development plans. We need to move into commercial office space. Our clients expect us to have an office they can visit for design workshops and sales meetings, and our personnel need a common place to work together efficiently in order to effectively build our business.

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

The market price for the Company’s common stock is likely to be highly volatile and subject to wide fluctuations in response to the following factors:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	the potential risk that investors may make short sales in our common stock, which could have a depressive effect on the price of our common stock;

•	conditions or trends in the entertainment media and e-commerce industries;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	release of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and

•	potential litigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 28, 2008 and April 4, 2008, the Company issued convertible notes to purchase shares in the Company for one hundred fifty thousand dollars ($150,000) and three hundred thousand dollars ($300,000) respectively, (collectively, the “Notes”). Upon the earliest to occur of (i) the closing of a financing in cash through a private placement of equity securities of the Company to one or more institutional investors of at least two million dollars ($2,000,000), in the aggregate (the “Financing”) or (ii) the sale of more than fifty percent (50%) of the Company’s outstanding shares of stock the Company has the option to convert these Notes into shares of common stock of the Company equal to the aggregate principal and unpaid interest outstanding under the Notes divided by the Conversion Price (defined below). The Conversion Price of the Notes means, the quotient of (a) the sum of (x) the product of (i) the price at which shares are issued pursuant to the Financing, multiplied by (ii) two, plus (y) ten cents ($0.10), divided by (b) three. The Notes are also convertible by the note holder into shares of common stock of the Company equal to the aggregate principal and unpaid interest outstanding divided by the last reported sales price, or in the case no such reported sale takes place on such day, the average of the reported closing bid and asked prices of the Company’s common stock on any national securities exchange on which the shares of common stock are listed or admitted to trading, or if the shares are not listed on any national securities exchange, the average of the closing bid and asked prices in the over-the-counter market. The Notes have a maturity date of 5 years from the date of issuance. Unless earlier paid or converted as described above, the entire outstanding principal shall be due and payable on the maturity date. Interest on the unpaid principal during the period from the date of issuance through the maturity date, will accrue at a rate of six percent (6%) per annum, non-compounding.

The Notes were issued to accredited investors and are exempt from registration under Section 4(2) of the Securities Act of 1933.

The Company intends to utilize all funds from the issuance of such notes for working capital purposes.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On January 31, 2008 a proxy statement was mailed to the shareholders of the Company notifying the shareholders of a special meeting to be held on February 19, 2008 in order to obtain shareholder consent for (i) the merger of Wyndstorm Corporation into the Company, (ii) a 1:20 reverse split of the Company’s common stock, (iii) conversion of certain indebtedness of the Company for services rendered to the Company and (iv) the election of new directors of the Company. At the meeting 4 shareholders of record were present in person, and the following number of shares were represented by duly elected proxy:

By Proxy: 16,388,933

TOTAL: 16,388,933 (74.13% of the pre-split issued and outstanding stock).

With respect to clauses (i) through (iii) of the above paragraph, all votes present were cast in favor of such proposals. With respect to clause (iv) above, Marian F. Sabety received fifty eight percent (58%) of the votes cast and was elected to serve as the sole director of the Company.

On March 10, 2008, the Board of Directors unanimously approved and recommended for shareholder approval a change of the Company’s name from Packetport.com, Inc. to Wyndstorm Corporation. To approve this proposal, the affirmative vote of the holders of a majority of outstanding shares of the Company’s common stock was required. The requisite vote of such shareholders was obtained on March 12, 2008, by a written consent of the shareholders in lieu of a special meeting in accordance with Section 78.320 of the Nevada General Corporation Law and the Bylaws of the Company. The vote by which the stockholders holding shares in the Company entitling them to exercise at least a majority of the voting power that voted in favor of the proposal was: 9,452,545. An Information Statement was mailed on April 11, 2008 to our stockholders of record as of the close of business on April 11, 2008, pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1:	Certification of the Sole Director and Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of the Sole Director and the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3:	Certification of the Acting Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.4:	Certification of the Acting Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDSTORM CORPORATION

June 23, 2008	/s/ Marian Sabety
Date	Marian Sabety
Chief Executive Officer

June 23, 2008	/s/ Thomas Kerns McKnight
Date	Thomas Kerns McKnight
Acting Principal Financial Officer