Form 10-Q
period 2008-07-31
Wyndstorm CORP
filed 2008-09-22
CIK 833203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:     0-19705

WYNDSTORM CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	13-3469932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2236 Cathedral Avenue, Washington, D.C.	20008
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2008 was 18,271,227 shares of the registrant’s common stock, including 136,167 in options and warrants.

WYNDSTORM CORPORATION

i

Explanatory Notes

Unless the context otherwise requires, in this annual report on Form 10-Q the term “Wyndstorm” refers to the registrant, Wyndstorm Corporation, formerly known as Packetport.com, Inc. a Nevada corporation, and the term “Wyndstorm Corporation” refers to Wyndstorm’s wholly-owned subsidiary, Wyndstorm Corporation, a Delaware corporation. The terms the “Company,” “we,” “us” or “our” refer to Wyndstorm.

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

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

WYNDSTORM CORPORATION

Balance Sheets

	(Unaudited)
	July 31,	January 31,
	2008	2008
ASSETS
Current Assets
Cash	13,498	520
Accounts Receivable (Net of Allowance of $84,000 and $0, respectively)	42,760
Employee Advances	8,505	—

Total Current Assets	64,763	520

Fixed Assets
Website (Net of Accumulated Amortization of $17,682 and $0, respectively)	11,251	—
Fixed Assets (Net of Accumulated Depreciation of $8,179 and $0, respectively)	3,152	—

Total Fixed Assets	14,403	—

TOTAL ASSETS	79,166	520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	523,445	107,013
Due to Officers	—	—
Taxes Payable	1,000	1,000
Accrued Expenses	147,269	147,269
Accrued Interest Payable—Related Party	52,804	—
Accrued Compensation	304,500	—
Note Payable—Current Portion	590,975	—
Line of Credit	293,277	—

Total Current Liabilities	1,913,270	255,282

Long Term Liabilities
Notes Payable	1,842	5,318,669
Convertible Notes Payable	670,000	—

Total Long Term Liabilities	671,842	5,318,669

Total Liabilities	2,585,112	5,573,951

Stockholders’ Deficit
Common Stock, $.003 Par Value, 149,000,000 shares authorized, 18,131,060 shares issued and outstanding at July 31, 2008 and 1,105,333 at January 31, 2008	54,255	3,316
Capital in Excess of Par	2,231,681	22,278,778
Accumulated Deficit	(4,791,882)	(27,855,525)

Total Stockholders’ Deficit	(2,505,946)	(5,573,431)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	79,166	520

WYNDSTORM CORPORATION

Statements of Operations

(Unaudited)

	For the Quarter Ended July 31,
	2008	2007
Revenues	59,192	94,620

Selling, General and Administrative Expenses	583,210	514,793
Research and Development Expenses	—	—

	583,210	514,793

Operating Loss	(524,018)	(420,173)

Other Expenses:
Interest Expense	(32,469)	(26,716)

Net Loss	(556,487)	(446,889)

Net Loss per Share, Basic and Diluted	(0.03)	(0.02)

Weighted Average Number of Shares Outstanding, Basic and Diluted	18,131,060	18,131,060

WYNDSTORM CORPORATION

Statements of Operations

(Unaudited)

	For the Six Months Ended July 31,
	2008	2007
Revenues	151,413	104,849

Selling, General and Administrative Expenses	1,406,012	977,277
Research and Development Expenses	—	—

	1,406,012	977,277

Operating Loss	(1,254,599)	(872,778)

Other Expenses:
Interest Expense	(36,425)	(49,607)

Net Loss	(1,291,024)	(922,385)

Net Loss per Share, Basic and Diluted	(0.07)	(0.01)

Weighted Average Number of Shares Outstanding, Basic and Diluted	18,131,060	18,131,060

WYNDSTORM CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(1,291,024)	(922,385)
Add: Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	630	—
Amortization	9,644	—
Changes in Assets and Liabilities:
Accounts Receivable	153,363	(97,437)
Prepaid Expenses	—	(21,259)
Employee Advances	8,505	—
Accounts Payable	99,590	144,666
Due to Officers	(10,373)	—
Taxes Payable	—	—
Accrued Expenses	—	—
Accrued Interest Payable—Related Party	52,804	48,648
Accrued Compensation	1,500	102,000

Net Cash (Used in) Operating Activities	(975,361)	(745,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Contributions	—	25,000
Capital Expenditures	—	(6,341)

Net Cash Provided by Financing Activities	—	18,659

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes	912,518	715,000
Proceeds from Notes Payable—Microphase	—	—

Net Cash Provided by Financing Activities	912,518	715,000

Net Increase (Decrease) in Cash	(62,843)	(12,108)
Cash at the Beginning of Period	76,341	18,666

Cash at the End of Period	13,498	6,558

Supplemental Information:
Cash Paid for Interest	7,251	959

Cash Paid for Taxes	—	—

Notes to Financial Statements

NOTE 1 – ORGANIZATION

Our Company was incorporated in Nevada in 1988 under the name Deals Are Good, Inc. In 1990 the Company changed its name to Linkon Corporation, and on December 9, 1999 the Company changed its name to Packetport.com, Inc. On October 31, 2007, the Company, its wholly-owned subsidiary Packetport Acquisitions, Inc. and Wyndstorm Corporation, a Delaware Corporation, successor by merger to YFonGlobal, LLC, a limited liability company chartered in the District of Columbia (“Wyndstorm Corporation”) executed and delivered an Agreement and Plan of Merger. Pursuant to this agreement, the Company acquired Wyndstorm Corporation by means of a reverse triangular merger with Packetport Acquisitions, Inc., on February 25, 2008 (the “Merger”). The terms of the merger included: (i) a 1:20 reverse split resulting in the issuance of post-reverse-split common shares to Wyndstorm Corporation shareholders, giving them approximately 86% control of the combined companies; (ii) resignation of all management and board of Packetport.com. Inc., and (iii) approval of Marian Sabety as the sole director of the Company. The Merger was accounted for as a reverse merger with Wyndstorm Corporation deemed to be the accounting acquirer and the Company deemed to be the legal acquirer. Accordingly, the financial information presented in the financial statements is that of Wyndstorm Corporation as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Wyndstorm Corporation, the accounting acquirer, have been carried over in accounting for the reverse merger. The Company changed its name to Wyndstorm Corporation by filing amended articles of incorporation with the Nevada Secretary of State on May 1, 2008.

Net loss from the date of inception to July 31, 2008 was $4,791,882. The Company expects to continue to incur losses in the near term. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six month periods ended July 31, 2008, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the fiscal period ended January 31, 2008.

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

Going Concern – As shown in the accompanying financial statements, the Company reported a net loss of $1,291,024 during the six months ended July 31, 2008 and stockholders’ deficit was $2,505,946 at that date. In addition, cash available at July 31, 2008 is not sufficient to support the Company’s operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it could result in substantial dilution to its stockholders. If the Company is unable to reach operating break even or raise additional capital by the year’s end there could be substantial doubt as to the Company’s ability to continue as a going concern.

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

Advertising Costs – The Company conducts advertising and promotional activities for the purpose of building awareness of the Company and its services. It is the policy of the Company to expense the cost of advertising as it is incurred. Advertising expense is included in these financial statements with administrative and general expense and amounted to $15 and $2,090 for the quarter and six months ended July 31, 2008, respectively.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the quarter and six months ended July 31, 2008, the Company issued $0 and $805,975, respectively, in convertible notes (the “Notes”). Upon the earliest to occur of (i) the closing of a financing in cash through a private placement of equity securities of the Company to one or more institutional investors of at least two million dollars ($2,000,000), in the aggregate (the “Financing”) or (ii) the sale of more than fifty percent (50%) of the Company’s outstanding shares of stock, the Company has the option to convert these Notes into shares of common stock of the Company equal to the aggregate principal and unpaid interest outstanding under the Notes divided by the Conversion Price (defined below). The Conversion Price of the Notes means, the quotient of (a) the sum of (x) the product of (i) the price at which shares are issued pursuant to the Financing, multiplied by (ii) two, plus (y) ten cents ($0.10), divided by (b) three. The Notes are also convertible by the note holder into shares of common stock of the Company equal to the aggregate principal and unpaid interest outstanding divided by the last reported sales price, or in the case no such reported sale takes place on such day, the average of the reported closing bid and asked prices of the Company’s common stock on any national securities exchange on which the shares of common stock are listed or admitted to trading, or if the shares are not listed on any national securities exchange, the average of the closing bid and asked prices in the over-the-counter market. The Notes have a maturity date of 5 years from the date of issuance. Unless earlier paid or converted as described above, the entire outstanding principal shall be due and payable on the maturity date. Interest on the unpaid principal during the period from the date of issuance through the maturity date, will accrue at a rate of six percent (6%) per annum, non-compounding. The institutional investors have not been determined at this time.

NOTE 5 – LINE OF CREDIT

The Company has secured a line of credit from Merrill Lynch in the amount of $300,000. This line of credit is guaranteed by certain related parties. The Company pays interest only each month. The interest rate is the LIBOR rate plus the spread rate.

NOTE 6 – RELATED PARTY INFORMATION

As of July 31, 2008 and January 31, 2008, the Company had a demand 6% interest promissory note payable of $100,000 due to Mr. Durando, the former President of PacketPort.Com, Inc.

Marian Sabety, the current Director, Chairman, President and Chief Executive Officer of the Company, is the spouse of Thomas Kerns McKnight, the Secretary, Treasurer and General Counsel of the Company.

On April 20, 2008 J. Pari Sabety, sister of Marian Sabety, transferred, as a gift, 1,571,285 shares of the Company’s common stock to Thomas McKnight.

Mr. McKnight has provided legal services to the Company in the amount of $60,000 and $0 for the six month periods ending July 31, 2008 and July 31, 2007.

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

Our History and Our Background

Our Company was incorporated in Nevada in 1988 under the name Deals Are Good, Inc. In 1990 the Company changed its name to Linkon Corporation, and on December 9, 1999 the Company changed its name to Packetport.com, Inc. On October 31, 2007, the Company, its wholly-owned subsidiary Packetport Acquisitions, Inc. and Wyndstorm Corporation, a Delaware Corporation, successor by merger to YFonGlobal, LLC, a limited liability company chartered in the District of Columbia executed and delivered an Agreement and Plan of Merger. Pursuant to this agreement, the Company acquired Wyndstorm Corporation by means of a reverse triangular merger with Packetport Acquisitions, Inc., on February 25, 2008. The terms of the Merger included: (i) a 1:20 reverse split resulting in the issuance of post-reverse-split common shares to Wyndstorm Corporation shareholders, giving them approximately 86% control of the combined companies; (ii) resignation of all management and board of Packetport.com. Inc., and (iii) approval of Marian Sabety as the sole director of the Company. The Company changed its name to “Wyndstorm Corporation” by filing amended articles of incorporation with the Nevada Secretary of State on May 1, 2008. The Agreement and Plan of Merger was filed as an exhibit to the Company’s most recently filed Annual Report on Form 10-KSB, and is incorporated herein by reference.

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

Technology

The Company has, what we believe to be a unique ability to integrate new technologies into existing systems to create an original systems performance. The technology prowess of our team grants us the opportunity to provide to our customers the next wave of new media (including mobile games, mobile payment, mobile social networks, and advertising sales, audits and billing). Additionally, because our hosted system has pre-built features that support the desires of our customers, we can meet the budget and time-to-market constraints imposed on us by the fast paced industry in which we work.

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

Principal Suppliers

The Company relies upon a number of vendors who write software, prepare marketing plans, manage specific technological tasks, audit viewership or click accounts, sell advertising, manage billing and otherwise host our customer’s networks. This policy is a matter of basic underlying corporate philosophy that is expected to insulate or impede exposure of the Company against technological obsolescence.

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

Government Regulation

The ecommerce environment is rapidly changing and federal and state regulation relating to the Internet and ecommerce is evolving. Laws and regulations have recently been enacted in many jurisdictions with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of these laws are in a state of flux. These laws may be interpreted and applied inconsistently and our current policies and practices may not be consistent with those interpretations and applications. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws. Because of the increasing popularity of the Internet and the growth of online services, there are regular initiatives at both the federal and state level to expand the scope of regulation as problems and perceived problems arise and develop. Many of our customers will be subject to such regulation and we strive to notify them that they may be subject to certain regulatory obligations. In the United States, the Federal Trade Commission (the “FTC”) enforces rules and regulations enacted pursuant to the Children’s Online Privacy Protection Act of 1998 (“COPPA”), imposing restrictions on the ability of online services to collect information from minors under the age of 13. Although the Company does not interface directly with the consuming end users, these restrictions could dissuade some percentage of our potential customers from using such websites as they themselves do business with the consuming public (so called B2C), which may adversely affect our business (we are known as B2B or Business to Business). If one or more of their websites are found not to be COPPA compliant, our customers may face enforcement actions by the FTC, complaints to the FTC by individuals, or face a civil penalty, any of which could adversely affect our reputation and business. Laws on the state level protecting the identity of personal information of children online have been enacted or are under consideration. Furthermore, the Americans with Disabilities Act (the “ADA”) imposes certain obligations upon our customers to make their websites more accessible and user friendly to people who are protected by the ADA. As such, government regulation does have an impact on how we conduct our business and may have an impact on our financial results if we are limited in our business activities or there are additional costs associated with compliance. As a public company we are also subject to the reporting and regulatory requirements of the SEC.

Employees

The Company currently has twelve “employees” hired on a “per job” basis until we are able to secure a major source of funding.

Results of Operations

We have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses and complications associated with a development stage company.

Revenues

We currently generate revenues from the development of software and websites; the deployment and set up of websites; hosting of websites; and the back office management of website administration through the management of our clients’ billing and advertising process. The Company has determined that it will not accept revenues from advertising. At July 31, 2008, the Company had revenues of $103, 692 for the quarter ended July 31, 2008, compared to $94,620 for the quarter ended July 31, 2007.

Net Loss

The Company reported a net loss of $556,487 for the quarter ended July 31, 2008 as compared to a net loss of $446,889 for the quarter ended July 31, 2007.

Liquidity And Capital Resources

At July 31, 2008 the Company had a working capital deficit of $2,505,946 as compared to a working capital deficit of $5,573,431 at January 31, 2008.

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

Management intends to keep expenses to a minimum and to obtain services on a contingency basis when possible. The Company has entered into engagement agreements to use outside advisors to raise capital. Additionally, the Company will award usual and customary finder’s fees on a discretionary basis to outside advisors that introduce approved investors to the Company. The Company also intends to use trade shows, internet promotions, name brand customers, effective sales generation using outsourced services and incentivized sales people as a strategy to penetrate the market. Significant research and development of new technologies is an ongoing effort. To the extent that the Company develops intellectual property which can be protected, the Company intends to take all appropriate measures to file for such protection. From time to time the Company may create new enterprises that deploy Wyndstrom products to capture a certain market niche much like creating customers that the Company owns itself.

Because of the highly temporary nature of many of the technologies, the Company expects to continue its current policy of outsourcing a substantial amount of its software and website design and development. We do not expect to purchase or sell any significant equipment and the Company has no current material commitments to do so.

Management expects that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months; however, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Based upon an evaluation conducted for the period ended July 31, 2008, our President (our principal executive officer) and our Acting Principal Financial Officer (our principal accounting and finance officer) have concluded that as of the end of the period covered by this report, we are unable to state that our internal controls over financial reporting were effective as required under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act due to the fact that the Company’s financial information was not under the control of new management for the entirety of the covered period.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD BURDEN OUR BUSINESS.

The adoption or modification of laws or regulations applicable to the Internet could harm our business. The U.S. Congress has passed laws regarding online children’s privacy, copyrights and taxation. The law governing the Internet, however, remains largely unsettled. New laws may impose burdens on companies conducting business over the Internet. It may take years to determine whether and how existing laws governing intellectual property, privacy, libel and taxation apply to the Internet and online advertising. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. We also may be subject to regulation not specifically related to the Internet, including laws affecting direct marketers. (See also the discussion of “Government Regulation” in Part I, Item 2.)

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

The number of registered shares of Company stock that can be bought and sold in the open market is very small. As a result the pricing and liquidity of the stock visible in the market is unlikely to be a wholly accurate valuation of the Company.

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

During the quarter and six months ended July 31, 2008, the Company issued $0 and $805,975, respectively, in convertible notes (the “Notes”). Upon the earliest to occur of (i) the closing of a financing in cash through a private placement of equity securities of the Company to one or more institutional investors of at least two million dollars ($2,000,000), in the aggregate (the “Financing”) or (ii) the sale of more than fifty percent (50%) of the Company’s outstanding shares of stock the Company has the option to convert these Notes into shares of common stock of the Company equal to the aggregate principal and unpaid interest outstanding under the Notes divided by the Conversion Price (defined below). The Conversion Price of the Notes means, the quotient of (a) the sum of (x) the product of (i) the price at which shares are issued pursuant to the Financing, multiplied by (ii) two, plus (y) ten cents ($0.10), divided by (b) three. The Notes are also convertible by the note holder into shares of common stock of the Company equal to the aggregate principal and unpaid interest outstanding divided by the last reported sales price, or in the case no such reported sale takes place on such day, the average of the reported closing bid and asked prices of the Company’s common stock on any national securities exchange on which the shares of common stock are listed or admitted to trading, or if the shares are not listed on any national securities exchange, the average of the closing bid and asked prices in the over-the-counter market. The Notes have a maturity date of 5 years from the date of issuance. Unless earlier paid or converted as described above, the entire outstanding principal shall be due and payable on the maturity date. Interest on the unpaid principal during the period from the date of issuance through the maturity date, will accrue at a rate of six percent (6%) per annum, non-compounding.

The Notes were issued to accredited investors and are exempt from registration under Section 4(2) of the Securities Act of 1933.

The Company intends to utilize all funds from the issuance of such notes for working capital purposes.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended July 31, 2008.

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

WYNDSTORM CORPORATION

September 19, 2008	/s/ Marian Sabety
Date	Marian Sabety
Chief Executive Officer

September 19, 2008	/s/ Thomas Kerns McKnight
Date	Thomas Kerns McKnight
Acting Principal Financial Officer

EXHIBITS