Form 10-Q
period 2008-10-31
Wyndstorm CORP
filed 2008-12-22
CIK 833203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2008 was 18,271,227 shares of the registrant’s common stock, including 136,167 in options and warrants.

WYNDSTORM CORPORATION

i

Explanatory Notes

Unless the context otherwise requires, in this annual report on Form 10-Q the term “Wyndstorm,” “Company,” “we,” “us” or “our” refers to the registrant, Wyndstorm Corporation, formerly known as Packetport.com, Inc. a Nevada corporation. The Company also owns a wholly owned subsidiary by the name of Wyndstorm Corporation, a Delaware corporation (“Wyndstorm Corporation”).

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

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

WYNDSTORM CORPORATION

Balance Sheets

	(Unaudited) October 31, 2008		January 31, 2008
ASSETS	$		$
Current Assets
Cash		15,703		520
Accounts Receivable (Net of Allowance of $84,000, and $0 respectively)		$53,810
Advances		$22,500		—

Total Current Assets		92,013		520

Fixed Assets
Website (Net of Accumulated Amortization of $22,504)		6,430		—
Fixed Assets (Net of Accumulated Depreciation of $8,495)		2,837		—

Total Fixed Assets		9,267		—

Other Assets
Deferred Financing Costs		18,877		—

TOTAL ASSETS		$120,157		$520

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities	$		$
Accounts Payable		648,415		107,013
Due to Officers		—		—
Taxes Payable		1,000		1,000
Accrued Expenses		147,269		147,269
Accrued Interest Payable		75,435		—
Accrued Compensation		353,500		—
Note Payable - Current Portion		475,000		—
Convertible Notes Payable - Current Portion		135,975
Line of Credit		292,501		—

Total Current Liabilities		2,129,095		255,282

Long Term Liabilities
Notes Payable		151,842		5,318,669
Convertible Notes Payable		857,500		—

Total Long Term Liabilities		1,009,342		5,318,669

Total Liabilities		3,138,437		5,573,951

Stockholders’ Deficit
Common Stock, $.003 Par Value, 149,000,000 shares authorized, 18,131,060 shares issued and outstanding at October 31, 2008 and 1,105,333 at January 31, 2008		54,255		3,316
Capital in Excess of Par		2,231,681		22,278,778
Accumulated Deficit		(5,303,856)		(27,855,525)

Total Stockholders’ Deficit		(3,017,920)		(5,573,431)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$120,517		$520

WYNDSTORM CORPORATION

Statements of Operations

(Unaudited)

	For the Quarter Ended October 31,
	2008	2007
Revenues	$17,900	$60,000

Cost of Sales	—	—

Gross Margin	17,900	60,000

Selling, General and Administrative Expenses	499,674	440,199
	499,674	440,199

Operating Loss	(481,774)	(380,199)

Other Expenses:
Interest Expense	(30,201)	(48,548)

Net Loss	$(511,975)	$(428,747)

Net Loss per Share, Basic and Diluted	(0.03)

Weighted Average Number of Shares Outstanding, Basic and Diluted	18,131,060

WYNDSTORM CORPORATION

Statements of Operations

(Unaudited)

	For the Nine Months Ended October 31,
	2008	2007
Revenues	$169,313	$164,849

Cost of Sales	—	350

Gross Margin	169,313	164,499

Selling, General and Administrative Expenses	1,905,686	1,417,476
	1,905,686	1,417,476

Operating Loss	(1,736,373)	(1,252,977)

Other Expenses:
Interest Expense	(66,626)	(98,155)

Net Loss	$(1,802,999)	$(1,351,132)

Net Loss per Share, Basic and Diluted	(0.10)

Weighted Average Number of Shares Outstanding, Basic and Diluted	18,131,060

WYNDSTORM CORPORATION

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(1,802,999)	(1,351,132)
Add: Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	946	—
Amortization	14,467	—
Changes in Assets and Liabilities:
Accounts Receivable	142,313	(97,437)
Prepaid Expenses	—	(21,259)
Deferred Financing Costs	(18,877)	—
Employee Advances	(5,490)	—
Accounts Payable	224,559	144,666
Due to Officers	(10,373)	—
Taxes Payable	—	—
Accrued Expenses	—	—
Accrued Interest Payable	75,435	48,648
Accrued Compensation	50,500	102,000

Net Cash (Used in) Operating Activities	(1,329,519)	(1,174,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Contributions	—	25,000
Capital Expenditures	—	(6,341)

Net Cash Provided by Financing Activities	—	18,659

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes	1,268,881	715,000
Net Cash Provided by Financing Activities	1,268,881	715,000

Net Increase (Decrease) in Cash	(60,638)	(440,855)
Cash at the Beginning of Period	76,341	18,666

Cash at the End of Period	15,703	(422,189)

Supplemental Information:
Cash Paid for Interest	66,626	959

Cash Paid for Taxes	—	—

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

Net loss from the date of inception to October 31, 2008 was $5,303,856. The Company expects to continue to incur losses in the near term. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month and nine month periods ended October 31, 2008, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the fiscal period ended January 31, 2008.

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

Going Concern – As shown in the accompanying financial statements, the Company reported a net loss of $1,802,999 during the nine months ended October 31, 2008 and stockholders’ deficit was $3,017,920 at that date. In addition, cash available at October 31, 2008 is not sufficient to support the Company’s operations for the next year. The Company needs to raise more capital through public or private financing. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probably that it will result in substantial dilution to its stockholders. These factors create substantial doubt as to the Company’s ability to continue as a going concern.

The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal year 2009 and to continue its commercialization efforts. Management’s plans in the regard include, but are not limited to, the following:

Evaluate new business opportunities for the Company.

Raise additional working capital through borrowing or through issuing equity securities.

Management is uncertain if it will be successful in executing the above plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Advertising Costs – The Company conducts advertising for the purpose of building awareness of the Company and its services. It is the policy of the Company to expense the cost of advertising as it is incurred. Advertising expense is included in these financial statements with administrative and general expense and amounted to $(113) and $1,977 for the quarter and nine months ended October 31, 2008, respectively.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

During the quarter and nine months ended October 31, 2008, the Company issued $187,500 and $993,475, respectively, in convertible notes (the “Notes”). Upon the earliest to occur of (i) the closing of a financing in cash through a private placement of equity securities of the Company to one or more institutional investors of at least two million dollars ($2,000,000), in the aggregate (the “Financing”) or (ii) the sale of more than fifty percent (50%) of the Company’s outstanding shares of stock, the Company has the option to convert these Notes into shares of common stock of the Company equal to the aggregate principal and unpaid interest outstanding under the Notes divided by the Conversion Price (defined below). The Conversion Price of the Notes means, the quotient of (a) the sum of (x) the product of (i) the price at which shares are issued pursuant to the Financing, multiplied by (ii) two, plus (y) ten cents ($0.10), divided by (b) three. The Notes are also convertible by the note holder into shares of common stock of the Company equal to the aggregate principal and unpaid interest outstanding divided by the last reported sales price, or in the case no such reported sale takes place on such day, the average of the reported closing bid and asked prices of the Company’s common stock on any national securities exchange on which the shares of common stock are listed or admitted to trading, or if the shares are not listed on any national securities exchange, the average of the closing bid and asked prices in the over-the-counter market. The Notes have a maturity date of 5 years from the date of issuance. Unless earlier paid or converted as described above, the entire outstanding principal shall be due and payable on the maturity date. Interest on the unpaid principal during the period from the date of issuance through the maturity date, will accrue at a rate of six percent (6%) per annum, non-compounding. The institutional investors have not been determined at this time.

NOTE 5 – LINE OF CREDIT

The Company has secured a line of credit from Merrill Lynch in the amount of $300,000. This line of credit is guaranteed by certain shareholders. The Company pays interest only each month. The interest rate is the LIBOR rate plus the spread rate.

NOTE 6 – RELATED PARTY INFORMATION

The Company owed Mr. Durando, the former President of the Company, $1,087,824 and $958,307 at January 31, 2008 and 2007, respectively, including accrued interest. These amounts, consist of unpaid executive consulting fees, cash advances from the Company president and accrued interest. Additional advances made by Mr. Durando during fiscal year ended January 31, 2008 totaled $20,000. The Company incurred interest expenses to Mr. Durando of $72,017 and $74,341 that are included in interest expenses and notes payable for the fiscal years ended January 31, 2008 and 2007, respectively. Mr. Durando waived interest charges to the Company for December 2007 and January 2008. As of February 21, 2008, Mr. Durando released all claims for payment against the Company upon the payment of a promissory note in the amount of $100,000.

Marian Sabety, the current Director, Chairman, President and Chief Executive Officer of the Company, is the spouse of Thomas Kerns McKnight, the Secretary, Treasurer and General Counsel of the Company.

On April 20, 2008 J. Pari Sabety, sister of Marian Sabety, transferred, as a gift, 1,571,285 shares of the Company’s common stock to Thomas McKnight.

During the current quarter, Thomas McKnight lent the Company $20,000. This amount was repaid shortly after quarter end.

NOTE 7 – NOTES PAYABLE

The Company has issued a series of notes to various individuals, of which $5,000 is due to a related party. The notes provide for various rates of between 6% and 8% per annum.

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

Revenues

We currently generate revenues from the development of software and websites; the deployment and set up of websites; hosting of websites; and the back office management of website administration through the management of our clients’ billing and advertising process. The Company has determined that it will not accept revenues from advertising. At October 31, 2008, the Company had revenues of $17,900 for the quarter ended October 31, 2008, compared to 60,000 for the quarter ended October 31, 2007.

Net Loss

The Company reported a net loss of $511,975for the quarter ended October 31, 2008 as compared to a net loss of $428,747for the quarter ended October 31, 2007.

Liquidity And Capital Resources

At October 31, 2008 the Company had a working capital deficit of $2,037,82 as compared to a working capital deficit of $254, 762 at January 31, 2008.

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

Management intends to keep expenses to a minimum and to obtain services on a contingency basis when possible. On November 26, 2008, the Company entered into an engagement agreement to use an outside advisor to raise capital. Additionally, the Company will award usual and customary finder’s fees on a discretionary basis to outside advisors that introduce approved investors to the Company. The Company also intends to use trade shows, internet promotions, name brand customers, effective sales generation using outsourced services and incentivized sales people as a strategy to penetrate the market. Significant research and development of new technologies is an ongoing effort. To the extent that the Company develops intellectual property which can be protected, the Company intends to take all appropriate measures to file for such protection. From time to time the Company may create new enterprises that deploy Wyndstorm products to capture a certain market niche much like creating customers that the Company owns itself.

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

Based upon an evaluation conducted for the period ended October 31, 2008, our President (our principal executive officer) and our Acting Principal Financial Officer (our principal accounting and finance officer) have concluded that as of the end of the period covered by this report, we are able to state that our internal controls over financial reporting were effective as required under Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act.

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

During the nine months ended October 31, 2008, the Company issued $993,475, in convertible notes (the “Notes”). Upon the earliest to occur of (i) the closing of a financing in cash through a private placement of equity securities of the Company to one or more institutional investors of at least two million dollars ($2,000,000), in the aggregate (the “Financing”) or (ii) the sale of more than fifty percent (50%) of the Company’s outstanding shares of stock the Company has the option to convert these Notes into shares of common stock of the Company equal to the aggregate principal and unpaid interest outstanding under the Notes divided by the Conversion Price (defined below). The Conversion Price of the Notes means, the quotient of (a) the sum of (x) the product of (i) the price at which shares are issued pursuant to the Financing, multiplied by (ii) two, plus (y) ten cents ($0.10), divided by (b) three. The Notes are also convertible by the note holder into shares of common stock of the Company equal to the aggregate principal and unpaid interest outstanding divided by the last reported sales price, or in the case no such reported sale takes place on such day, the average of the reported closing bid and asked prices of the Company’s common stock on any national securities exchange on which the shares of common stock are listed or admitted to trading, or if the shares are not listed on any national securities exchange, the average of the closing bid and asked prices in the over-the-counter market. The Notes have a maturity date of 5 years from the date of issuance. Unless earlier paid or converted as described above, the entire outstanding principal shall be due and payable on the maturity date. Interest on the unpaid principal during the period from the date of issuance through the maturity date, will accrue at a rate of six percent (6%) per annum, non-compounding.

The Notes were issued to accredited investors and are exempt from registration under Section 4(2) of the Securities Act of 1933.

The Company intends to utilize all funds from the issuance of such notes for working capital purposes.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended October 31, 2008.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1: Certification of the Sole Director and Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2: Certification of the Acting Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1: Certification of the Sole Director and the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2: Certification of the Acting Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WYNDSTORM CORPORATION

December 15, 2008	/s/ Marian Sabety
Date	Marian Sabety
Chief Executive Officer

December 15, 2008	/s/ Thomas Kerns McKnight
Date	Thomas Kerns McKnight
Acting Principal Financial Officer

EXHIBITS