Form 10-Q
period 2009-06-16
Wyndstorm CORP
filed 2009-06-16
CIK 833203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 12b-25	SEC FILE NUMBER 0-19705 CUSIP NUMBER 69521P208
NOTIFICATION OF LATE FILING

(Check One):	☐ Form 10-K ☐ Form 20-F ☐ Form 11-K ☒ Form 10-Q ☐ Form 10-D ☐ Form N-SAR

☐ Form N-CSR

For Period Ended: April 30, 2009

☐ Transition Report on Form 10-K

☐ Transition Report on Form 20-F

☐ Transition Report on Form 11-K

☐ Transition Report on Form 10-Q

☐ Transition Report on Form N-SAR

For the Transition Period Ended:

Read Instruction (on back page) Before Preparing Form. Please Print or Type. Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I -- REGISTRANT INFORMATION

WYNDSTORM CORPORATION
Full Name of Registrant
Former Name of Registrant if Applicable
2236 Cathedral Avenue
Address of Principal Executive Office (Street and Number)
Washington, DC 20008
City, State and Zip Code

PART II -- RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

☒	(a) The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(b)  The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

(c) The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III -- NARRATIVE

State below in reasonable detail why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

Wyndstorm Corporation, a Nevada corporation (the “Company”) has determined that it is unable to file its Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.

The Company is resolving certain issues related to the valuation of convertible bonds, which is preventing the Company from finalizing the financial statements for the fiscal year ended January 31, 2009 and filing its Annual Report on Form 10-K with the SEC. Once the Company resolves these issues, it can finalize the financial statements for the fiscal quarter ended April 30, 2009 and file its Quarterly Report on Form 10-Q with the SEC. The Company is presently unaware of any circumstance that would prevent its Quarterly Report on Form 10-Q from being filed on or before the fifth calendar day following the prescribed due date.

Forward-Looking Statements

The information provided in this notice includes forward-looking statements, including, without limitation, statements regarding the estimated timing for the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.

Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. These statements are based on beliefs and assumptions by the Company’s management, and on information currently available to management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any of them publicly in light of new information or future events. A number of important factors could cause actual result to differ materially from those contained in any forward-looking statements.

PART IV-OTHER INFORMATION

(1)	Name and telephone number of person to contact in regard to this notification

Thomas Kerns McKnight	202	491 4550
(Name)	(Area Code)	(Telephone Number)

(2)

Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the Registrant was required to file such report(s) been filed? If answer is no, identify reports(s).       Yes ☐ No ☒

As further detailed in Part III above, the Company has not yet filed its Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

(3)

Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

Yes ☐	No ☒

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate or the results cannot be made.

WYNDSTORM CORPORATION
(Name of the Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 15, 2009	By:	/s/ Thomas Kerns McKnight
Name:	Thomas Kerns McKnight
Title:	Secretary, Treasurer and General Counsel

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative’s authority to sign on behalf of the registrant shall be filed with the form.

ATTENTION Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).